Form 10-Q
period 1996-03-31
SILVERADO FOODS INC
filed 1996-05-15
CIK 879425

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

(Mark One)
  [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1996

                                       OR

  [   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

Commission file number 1-13260

                             SILVERADO FOODS, INC.
             (Exact name of registrant as specified in its charter)

                Oklahoma                                73-1369218
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                     Identification No.)

              6846 South Canton, Suite 110, Tulsa, Oklahoma  74136
                    (Address of principal executive offices)

                                 (918) 496-2400
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to field such reports), and (2) has been subject to such filing requirements of the past 90 days.

Yes  [ X ]  No  [   ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class                           Outstanding at April 30, 1996
          -----                           -----------------------------
Common Stock, $.01 Par Value                        6,141,663

                                    PART I



                                   FINANCIAL
                                  INFORMATION

                            SILVERADO FOODS, INC. AND SUBSIDIARIES
                            --------------------------------------
                                 CONSOLIDATED BALANCE SHEETS
                                 ---------------------------

                                                                     March 31,            December 31,
  ASSETS                                                               1996                   1995
  ------                                                               ----                   ----
                                                                    (Unaudited)
CURRENT ASSETS:
  Cash                                                             $    75,939             $   128,401
  Accounts receivable, net                                           2,827,789               3,173,138
  Inventories, net                                                   5,169,596               5,005,431
  Prepaid expenses and other                                           466,186                 750,077
  Deferred tax assets                                                   16,663                  16,663
                                                                  -------------           -------------
       Total current assets                                          8,556,173               9,073,710
                                                                  -------------           -------------
PROPERTY, PLANT AND EQUIPMENT, net                                   2,627,924               2,716,635
GOODWILL AND OTHER INTANGIBLES, net                                 12,544,979              10,846,661
                                                                  -------------           -------------
       Total assets                                                $23,729,076             $22,637,006
                                                                  =============           =============
  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------

CURRENT LIABILITIES:
  Current maturities of long-term debt                             $ 3,388,465             $ 1,449,716
  Trade accounts payable                                             5,687,064               5,916,024
  Accrued liabilities                                                1,180,817               1,534,760
  Other liabilities                                                     81,349                 113,538
                                                                 --------------           -------------
       Total current liabilities                                    10,337,695               9,014,038
                                                                 --------------           -------------

LONG-TERM DEBT, less current maturities                              8,790,502               8,293,992
                                                                 --------------           -------------
DEFERRED TAX LIABILITIES                                                16,663                  16,663
                                                                 --------------           -------------
OTHER                                                                   59,325                  94,025
                                                                 --------------           -------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value, 20,000,000 shares authorized            62,187                  59,831
  Treasury stock                                                       (64,652)                (64,652)
  Warrants                                                              61,563                  77,408
  Additional paid-in-capital                                        16,089,184              15,459,850
  Accumulated deficit                                              (11,723,391)            (10,314,149)
                                                                 --------------           -------------
       Total shareholders' equity                                    4,424,891               5,218,288
                                                                 --------------           -------------
              Total liabilities and shareholders' equity           $23,729,076             $22,637,006
                                                                 ==============           =============

                  See notes to unaudited consolidated financial statements.

                            SILVERADO FOODS, INC. AND SUBSIDIARIES
                            --------------------------------------
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                             -------------------------------------
                                         (Unaudited)


                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                  ---------------------------------------
                                                                                        1996                     1995
                                                                                        ----                     ----
NET SALES                                                                          $ 10,114,001              $ 10,058,628
COST OF SALES                                                                         6,621,249                 6,588,645
                                                                                 ---------------           ---------------
     Gross profit                                                                     3,492,752                 3,469,983
                                                                                 ---------------           ---------------

OPERATING EXPENSES:
     General and administrative                                                       1,865,952                 1,501,485
     Selling and marketing                                                            2,181,642                 2,186,548
     Depreciation                                                                        84,136                    48,705
     Amortization of goodwill and other intangibles                                     304,826                   187,474
                                                                                 ---------------           ---------------
                                                                                      4,436,556                 3,924,212
                                                                                 ---------------           ---------------
OPERATING LOSS                                                                         (943,804)                 (454,229)

OTHER INCOME (EXPENSE):
     Interest                                                                          (306,476)                 (131,655)
     Other, net                                                                         (27,712)                    7,418
                                                                                 ---------------           ---------------
                                                                                       (334,188)                 (124,237)
                                                                                 ---------------           ---------------

LOSS BEFORE INCOME TAXES                                                             (1,277,992)                 (578,466)
PROVISION FOR INCOME TAXES                                                                -                          -
                                                                                 ---------------           ---------------
     NET LOSS                                                                        (1,277,992)                 (578,466)

     Accretion of common stock subject to price
          guarantee                                                                    (131,250)                     -
                                                                                 ---------------           ---------------
LOSS APPLICABLE TO COMMON SHAREHOLDERS                                             $ (1,409,242)             $   (578,466)
                                                                                 ===============           ===============

LOSS PER COMMON AND
  COMMON EQUIVALENT SHARE                                                          $      (0.23)             $      (0.10)
                                                                                 ===============           ===============

                   See notes to unaudited consolidated financial statements.

                                     SILVERADO FOODS, INC. AND SUBSIDIARIES
                                     --------------------------------------
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 -----------------------------------------------


                                            Common Stock              Treasury Stock
                                           --------------            ----------------                   Additional
                                           Number                    Number                               Paid-in       Accumulated
                                           of Shares    Amount      of Shares      Amount    Warrants     Capital         Deficit
                                           ---------    ------      ---------      ------    --------     -------         -------
Balance, December 31, 1995                 5,983,009   $ 59,831      (26,995)    $(64,652)  $ 77,408    $15,459,850    $(10,314,149)

      Accretion of common stock
        to price guarantee                     -           -            -            -          -            -             (131,250)

      Exercise of warrants                    35,651        356         -            -       (15,845)        31,334            -
      Issuance of stock in connection
         with acquisition                    200,000      2,000         -            -          -           598,000            -
      Net loss (unaudited)                     -           -            -            -          -            -           (1,277,992)

                                           ---------   --------      --------    ---------  --------    -----------    -------------

Balance, March 31, 1996                    6,218,660   $ 62,187      (26,995)    $(64,652)  $ 61,563    $16,089,184    $(11,723,391)

                                           =========   ========      ========    =========  ========    ===========    =============

                                               Total
                                               -----
Balance, December 31, 1995                 $5,218,288
      Accretion of common stock
        to price guarantee                   (131,250)
      Exercise of warrants                     15,845
      Issuance of stock in connection
         with acquisition                     600,000
      Net loss (unaudited)                 (1,277,992)
                                          ------------
Balance, March 31, 1996                     $4,424,891
                                          ============

                 See notes to unaudited consolidated financial statements.

                          SILVERADO FOODS, INC. AND SUBSIDIARIES
                          --------------------------------------

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                          -------------------------------------

                                       (Unaudited)

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                       --------------------------
                                                                                       1996                  1995
                                                                                       ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                      $(1,277,992)         $   (578,466)
                                                                                 ---------------       ---------------
Adjustments to reconcile net loss to cash used in operating activities--
     Depreciation and amortization                                                     457,887               293,661
     Change in assets and liabilities, net of effect of acquisitions
        Decrease in accounts receivable                                                489,349               743,608
        (Increase) decrease in inventory                                               (71,019)               23,798
        Decrease in prepaid expenses and other                                         283,891               (52,226)
        Decrease in payables and accrued liabilities                                  (693,092)             (290,381)
        Increase in intangibles and other                                              (89,207)             (175,949)
                                                                                 ---------------       ---------------
          Total adjustments                                                            377,809               542,511
                                                                                 ---------------       ---------------
          Cash used in operating activities                                           (900,183)              (35,955)
                                                                                 ---------------       ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                              (59,220)             (236,649)
     Payments for acquisitions                                                      (1,344,152)             (379,795)
                                                                                 ---------------       ---------------
          Cash used in investing activities                                         (1,403,372)             (616,444)
                                                                                 ---------------       ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of warrants                                                 15,845                  -
     Borrowings from long-term debt                                                  2,535,998               457,000
     Payments on notes payable                                                        (300,750)             (108,781)
                                                                                 ---------------       ---------------
          Cash provided by financing activities                                      2,251,093               348,219
                                                                                 ---------------       ---------------

NET INCREASE (DECREASE) IN CASH                                                        (52,462)             (304,180)
CASH, beginning of period                                                              128,401               558,210
                                                                                 ---------------       ---------------
CASH, end of period                                                                $    75,939          $    254,030
                                                                                 ===============       ===============
Non-cash Financing Activities:
     Issuance of stock for acquisition                                             $   600,000          $       -

SUPPLEMENTAL CASH FLOWS INFORMATION:
     Cash paid for-
          Interest                                                                 $   254,822          $    133,581
          Income taxes                                                                    -                     -

                  See notes to unaudited consolidated financial statements.

                     SILVERADO FOODS, INC. AND SUBSIDIARIES
                     --------------------------------------

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


1.  GENERAL:

The accompanying consolidated financial statements have been prepared by Silverado Foods, Inc. (the "Company") without audit and should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the Company's annual report and Form 10-K as of December 31, 1995. The foregoing financial statements include only normal recurring accruals and all adjustments which the Company considers necessary for a fair presentation.


2.  DETAILS TO CONSOLIDATED BALANCE SHEETS:


Inventories consist primarily of finished goods and packaging supplies which are stated at the lower of cost (first-in, first-out basis) or market as follows:


                                     March 31,    December 31,
                                       1996           1995
                                    ----------    ------------
Raw Materials                       $2,050,997     $2,010,577
Finished Goods                       3,158,231      3,023,927
                                    ----------     ----------
                                     5,209,228      5,034,504
Less:  Allowance for excess and
        obsolete inventory             (39,632)       (29,073)
                                    ----------     ----------

                                    $5,169,596     $5,005,431
                                    ==========     ==========


3.  LOSS PER SHARE:

For the three months ended March 31, 1996 and March 31, 1995, the loss per share calculation includes the weighted average number of shares outstanding for the period which were 6,105,061 and 5,725,685, respectively.

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                 ----------------------------------------------

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------


Results of Operations

     The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto. The following table presents, as a percentage of net sales, certain selected financial data for the Company for the periods indicated:


                                                       Three Months
                                                           Ended
                                                         March  31,
                                                   --------------------
                                                       1996       1995
                                                   -------------  -----
Net Sales                                              100%       100%
Gross Profit                                            35         35
General and Administrative                              18         15
Selling and Marketing                                   22         22
Depreciation and Amortization of Intangibles             4          2
Operating Loss                                           9          5
Interest and Other                                       3          1


Period to Period Comparisons for the Three Months Ended March 31, 1996 Compared to the Three Months Ended March 31, 1995

Net Sales.      Net sales increased 1% from $10,058,000 to $10,114,000. The snack tray segment's net sales were $5,844,000 and accounted for 58% of total company sales for the quarter ending March 31, 1996 compared to 41% or $4,080,000 for the same period of 1995, an increase of 43%. A portion of this increase was due to ten acquisitions in the snack tray segment occurring subsequent to March 31, 1995 which accounted for revenues of $1,298,000. The remaining sales increase was from the existing snack tray operations. Sales in the specialty baked goods segment declined from $5,978,000 to $4,274,000, a decrease of 29%. This decrease was primarily due to lower sales from the New York Bagel Factory ($906,000) and lower sales from the Company's snack division ($631,000).

Gross Profit.      Gross profit for the three months ended March 31, 1996 was
$3,493,000, a slight increase over the comparable period of 1995 of $3,470,000. Gross profit as a percentage of net sales remained constant at 35% for both periods. Gross profit in the snack tray segment was $2,373,000, an increase of $590,000 but decreased as a percentage of net sales from 44% to 41% over the comparable periods. The lower gross margin was a result of higher sales taxes and higher product cost when compared to the same period of 1995. In the specialty baked goods segment, gross profit decreased from $1,687,000 to $1,151,000, a decrease of 32%. As a percentage of net sales, gross profit decreased from 28% to 27%.

General and Administrative.     General and administrative expenses increased
from $1,501,000 to $1,866,000, an increase of 24%, and increased as a percentage of net sales from 15% to 18%. The snack tray segment's general and administrative expenses increased by $382,000 due to the ten acquisitions occurring subsequent to March 31, 1995, while the specialty baked goods segment general and administrative expenses declined by $17,000.

Selling and Marketing.     Selling and marketing expenses decreased slightly
from $2,187,000 to $2,182,000 over the comparable period of 1995 and remained flat as a percentage of net sales at 22% as the Company continues to centralize its sales and marketing activities.

Depreciation and Amortization of Intangibles.      Depreciation and amortization
of goodwill and other intangibles increased from $236,000 to $389,000, an increase of 65% or $153,000 over the same period of 1995. This increase was due to depreciation and amortization for the acquisitions in the snack tray segment that were not included in the results of operations for the first quarter of 1995.

Operating Loss.      Operating losses increased from $454,000 to $944,000, an
increase of $490,000. The majority of this increase came from the snack tray segment while the specialty baked goods segment was flat compared to the previous period of 1995. The increase in operating losses was due to both higher operating expenses during the three months ended March 31, 1996, in sales and marketing and general and administrative expenses discussed above.

Interest and Other.     Interest and other expense increased from $124,000 to
$334,000, or 169%. The increase was due to increased debt outstanding due to acquisitions and funding of working capital requirements.

Net Loss.     The Company's net loss increased from $578,000 to $1,278,000, an increase of $700,000 over the comparable period for 1995.

Liquidity and Capital Resources

     Net cash used in operations was $900,000 for the three months ended March 31, 1996 compared to $36,000 for the three months ended March 31, 1995. Net cash used in investing activities was $1,403,000 compared to $616,000 for the comparable period as the Company acquired ten additional snack tray operations and the acquisition of the assets of The Marveloaf Corporation. Net cash generated from financing activities during the first three months ended March 31, 1996 totaled $2,251,000 from net borrowings on long term debt.

The Company's revolving credit facility is a $5 million revolving credit agreement with a bank, of which $5 million was drawn as of March 31, 1996. Borrowings are based upon 80% of eligible accounts receivable and 50% of eligible inventories. The term of this revolver is for a period of three years (due April 1998) with interest at prime payable monthly with principal due at maturity.

In addition, the Company has a $5 million acquisition line of credit from the same bank with each funding request subject to review and approval by the lender. At March 31, 1996, the line was fully drawn at $5 million. The term of the acquisition line is for a period of not greater than five years (due April
2000) with interest at prime.  Payments on this line of credit began in April
1996.

The Company is subject to various covenants associated with its revolving line of credit and acquisition line of credit, such as limitations on payments of dividends and on the sale of a substantial portion of assets and on future indebtedness. Borrowings under this facility are guaranteed as to repayment of principal and interest by the Company's Chief Executive Officer and his spouse.

During the first quarter of 1996, the Company's borrowings on its revolving credit facility exceeded the borrowing base of eligible accounts receivable and inventories. The Company obtained a waiver from the bank effective through January 1, 1997. In connection with this waiver, the Company is negotiating with an investor to raise approximately $4 million of new debt financing that would be used to reduce the working capital line of credit down to an amount that would be in compliance with the eligible borrowing base, reduce a portion of accounts payable that are past due, and finance certain capital expenditure planned for 1996. The Company estimates that this financing transaction will be closed by May 31, 1996. In the event that this financing transaction does not close by May 31, 1996, the Company's CEO has agreed to (1) fund any capital requirement over and above the anticipated $4 million debt financing and (2) fund any cashflows necessary to meet 1996 estimated expenditures.

The Company also plans to pursue other financing alternatives that will allow it to continue its acquisition strategy throughout 1996. However, there is no assurance that such financing will be available on terms satisfactory to the Company.