Form 10-Q/A
period 1996-03-31
SILVERADO FOODS INC
filed 1996-05-24
CIK 879425

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q/A

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
                                 CONSOLIDATED BALANCE SHEETS
                                 ---------------------------

                                                                     March 31,            December 31,
  ASSETS                                                               1996                   1995
  ------                                                               ----                   ----
                                                                    (Unaudited)
CURRENT ASSETS:
  Cash                                                             $    75,939             $   128,401
  Accounts receivable, net                                           2,827,789               3,173,138
  Inventories, net                                                   5,169,596               5,005,431
  Prepaid expenses and other                                           466,186                 750,077
  Deferred tax assets                                                   16,663                  16,663
                                                                  -------------           -------------
       Total current assets                                          8,556,173               9,073,710
                                                                  -------------           -------------
PROPERTY, PLANT AND EQUIPMENT, net                                   2,627,924               2,716,635
GOODWILL AND OTHER INTANGIBLES, net                                 12,544,979              10,846,661
                                                                  -------------           -------------
       Total assets                                                $23,729,076             $22,637,006
                                                                  =============           =============
  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------

CURRENT LIABILITIES:
  Current maturities of long-term debt                             $ 3,388,465             $ 1,449,716
  Trade accounts payable                                             5,687,064               5,916,024
  Accrued liabilities                                                1,280,817               1,534,760
  Other liabilities                                                     81,349                 113,538
                                                                 --------------           -------------
       Total current liabilities                                    10,437,695               9,014,038
                                                                 --------------           -------------

LONG-TERM DEBT, less current maturities                              8,790,502               8,293,992
                                                                 --------------           -------------
DEFERRED TAX LIABILITIES                                                16,663                  16,663
                                                                 --------------           -------------
OTHER                                                                   59,325                  94,025
                                                                 --------------           -------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value, 20,000,000 shares authorized            62,187                  59,831
  Treasury stock                                                       (64,652)                (64,652)
  Warrants                                                              61,563                  77,408
  Additional paid-in-capital                                        16,089,184              15,459,850
  Accumulated deficit                                              (11,723,391)            (10,314,149)
                                                                 --------------           -------------
       Total shareholders' equity                                    4,424,891               5,218,288
                                                                 --------------           -------------
              Total liabilities and shareholders' equity           $23,729,076             $22,637,006
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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 Silverado Foods, Inc.
                                 ---------------------
                                    Registrant


                                 By: /s/  Dorvin D. Lively
                                 -------------------------
                                 Dorvin D. Lively
                                 Vice President, Chief Financial Officer
                                 and Secretary  (Duly Authorized
                                 Officer and Principal
                                 Accounting Officer

Date:  May 24, 1996

                        PART II.     OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          Not applicable

ITEM 2.   CHANGES IN SECURITIES

          Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

          Not applicable

ITEM 5.   OTHER INFORMATION

          Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

                 27.0  Financial Data Schedule

          (b)  Reports on Form 8-K

                 None

                               INDEX TO EXHIBITS


          The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

                                                    Sequentially
                                                      Numbered
                                                        Page
                                                        ----

27.0     Financial Data Schedule