Form 10-Q
period 1996-06-30
SILVERADO FOODS INC
filed 1996-08-14
CIK 879425

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

(Mark One)
   [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1996

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

                                (918) 496-2400
              (Registrants telephone number, including area code)

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

Yes  [ X ]  NO  [   ]

Indicate the number of shares outstanding of each of the registrants classes of common stock, as of the latest practicable date.

          Class                                Outstanding at August 12, 1996
          -----                                ------------------------------
Common Stock, $.01 Par Value                             6,191,663

                                     PART I



                                   FINANCIAL
                                  INFORMATION

                    SILVERADO FOODS, INC. AND SUBSIDIARIES
                    --------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                 June 30,       December 31,
                                                   1996             1996
                                               ------------     ------------
                                               (Unaudited)

CURRENT ASSETS:
   Cash                                        $    143,141     $    128,401
   Accounts receivable, net of allowance          3,840,537        3,173,138
   Inventories, net (Note 2)                      5,922,051        5,005,431
   Prepaid expenses and other                       568,734          750,077
   Deferred tax assets                               16,663           16,663
                                               ------------     ------------
     Total current assets                      $ 10,491,126     $  9,073,710
                                               ------------     ------------
NOTE RECEIVABLE (NOTE 4)                          1,361,034           -
PROPERTY, PLANT AND EQUIPMENT, net                6,754,192        2,716,635
GOODWILL AND OTHER INTANGIBLES, net              11,275,698       10,846,661
                                               ------------     ------------
     Total Assets                              $ 29,882,050     $ 22,637,006
                                               ============     ============

   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------

CURRENT LIABILITIES:
   Current maturities of long-term debt        $  5,307,675     $  1,449,716
   Trade accounts payable                         7,577,959        5,916,024
   Accrued liabilities                            1,437,077        1,534,760
   Other liabilities                                 63,288          113,538
                                               ------------     ------------
     Total current liabilities                   14,385,999        9,014,038
                                               ------------     ------------
LONG-TERM DEBT, less current maturities          12,079,831        8,293,992
                                               ------------     ------------
DEFERRED TAX LIABILITIES                             16,663           16,663
                                               ------------     ------------
OTHER                                                43,570           94,025
                                               ------------     ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Common stock, $.01 par value, 20,000,000          62,528           59,831
      shares authorized
   Treasury Stock                                   (64,652)         (64,652)
   Warrants                                          46,549           77,408
   Additional paid-in-capital                    16,118,871       15,459,850
   Deficit                                      (12,807,309)     (10,314,149)
                                               ------------     ------------
     Total shareholders' equity                   3,355,987        5,218,288
                                               ------------     ------------
       Total liabilities and
          shareholders' equity                 $ 29,882,050     $ 22,637,006
                                               ============     ============

           See notes to unaudited consolidated financial statements.

                    SILVERADO FOODS, INC. AND SUBSIDIARIES
                    --------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                  (Unaudited)


                                                                 THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                       JUNE 30,                           JUNE 30,
                                                           ----------------------------         ----------------------------
                                                               1996            1995                 1996           1995
                                                           -------------  -------------         ------------   --------------
NET SALES                                                  $ 11,624,044    $  9,996,578         $ 21,738,045   $   20,055,206
COST OF SALES                                                 7,594,046       6,327,671           14,215,295       12,916,316
                                                           ------------    ------------         ------------   --------------
     Gross Profit                                             4,029,998       3,668,907            7,522,750        7,138,890
                                                           ------------    ------------         ------------   --------------
OPERATING EXPENSES:
     General and administrative                               1,850,955       1,530,444            3,716,907        3,031,929
     Selling and marketing                                    2,511,636       2,005,254            4,693,278        4,191,802
     Depreciation                                                67,703          63,390              151,839          112,095
     Amortization of goodwill and other intangibles             342,204         220,069              647,030          407,543
                                                           ------------    ------------         ------------   --------------
                                                              4,772,498       3,819,157            9,209,054        7,743,369
                                                           ------------    ------------         ------------   --------------
OPERATING LOSS                                                 (742,500)       (150,250)          (1,686,304)        (604,479)

OTHER INCOME (EXPENSE):
     Interest                                                  (325,064)       (195,971)            (631,540)        (327,626)
     Other, net                                                 (16,354)          6,487              (44,066)          13,905
                                                           ------------    ------------         ------------   --------------
                                                               (341,418)       (189,484)            (675,606)        (313,721)
                                                           ------------    ------------         ------------   --------------
LOSS BEFORE INCOME TAXES                                     (1,083,918)       (339,734)          (2,361,910)        (918,200)
PROVISION FOR INCOME TAXES                                            -               -                    -                -
                                                           ------------    ------------         ------------   --------------
     NET LOSS                                                (1,083,918)       (339,734)          (2,361,910)        (918,200)

     Accretion of common stock subject to price
          guarantee or put option                                     -               -             (131,250)               -
                                                           ------------    ------------         ------------   --------------
LOSS APPLICABLE TO COMMON SHAREHOLDERS                     $ (1,083,918)   $   (339,734)        $ (2,493,160)  $     (918,200)
                                                           ============    ============         ============   ==============

LOSS PER COMMON AND
  COMMON EQUIVALENT SHARE (SEE NOTE 3)                     $      (0.17)   $      (0.06)        $      (0.40)  $        (0.16)
                                                           ============    ============         ============   ==============

           See notes to unaudited consolidated financial statements.

                    SILVERADO FOODS, INC. AND SUBSIDIARIES
                    --------------------------------------

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                -----------------------------------------------

                                      COMMON STOCK        TREASURY  STOCK
                                  --------------------  --------------------                        ADDITIONAL
                                   NUMBER                 NUMBER                           PAID-IN     ACCUMULATED
                                  OF SHARES     AMOUNT  OF SHARES   AMOUNT    WARRANTS     CAPITAL       DEFICIT       TOTAL
                                  ---------    -------  ---------  ---------  ---------  -----------  ------------  ------------
BALANCE, DECEMBER 31, 1995        5,983,009    $59,831  (26,995)   $ (64,652) $ 77,408   $15,459,850  $(10,314,149)  $5,218,288
  Accretion of common stock
    subject to price guarantee            -          -        -            -         -             -      (131,250)    (131,250)
  Exercise of warrants               69,774        697        -            -   (30,859)       61,021             -       30,859
  Issuance of stock in
    connection with
    acquisition                     200,000      2,000        -            -         -       598,000             -      600,000
  Net loss (unaudited)                    -          -        -            -         -             -    (2,361,910)  (2,361,910)
                                  ---------    -------  --------   --------   --------   -----------  ------------  -----------
BALANCE, JUNE 30, 1996            6,252,783    $62,528   (26,995)  $(64,652)  $ 46,549   $16,118,871  $(12,807,309) $ 3,355,987
                                  =========    =======  ========   ========   ========   ===========  ============  ===========

                                    See noted to unaudited consolidated financial statements.




                    SILVERADO FOODS, INC. AND SUBSIDIARIES
                    --------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                  (Unaudited)

                                                                                                        SIX MONTHS
                                                                                                          ENDED
                                                                                                         JUNE 30,
                                                                                                      --------------
                                                                                            1996                         1995
                                                                                        ------------                  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                                                             $(2,361,910)                  $  (918,200)
                                                                                        ------------                  -----------
Adjustments to reconcile net loss to cash used in operating activities--
  Depreciation and amortization                                                             937,401                       640,524
  Change in assets and liabilities, net of effect of acquisitions
    Decrease in accounts receivable                                                        (523,399)                      539,537
    Decrease in inventory                                                                  (823,474)                       29,486
    Increase in prepaid expenses and other                                                  181,343                       161,624
    Decrease in accounts payable and accrued liabilities                                  1,571,970                      (694,024)
    Increase in other intangibles                                                          (100,705)                     (381,031)
                                                                                        -----------                   -----------
       Total adjustments                                                                  1,243,136                       296,116
                                                                                        -----------                   -----------
       Cash used in operating activities                                                 (1,118,774)                     (622,084)
                                                                                        -----------                   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                   (1,007,523)                     (307,390)
  Payments for acquisitions                                                              (1,530,104)                   (1,169,790)
                                                                                        -----------                   -----------
       Cash used in investing activities                                                 (2,537,627)                   (1,477,180)
                                                                                        -----------                   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from  exercise of options and warrants                                            49,609                        92,086
  Borrowings from long-term debt                                                          3,424,986                     5,495,125
  Principal payments on long-term debt                                                      196,546                    (3,723,297)
  Payments on notes payable                                                                       -                      (350,000)
  Borrowings on note payable                                                                      -                       350,000
                                                                                        -----------                  ------------
       Cash provided by financing activities                                              3,671,141                     1,863,914
                                                                                        -----------                  ------------

NET INCREASE (DECREASE) IN CASH                                                              14,740                      (235,350)
CASH, beginning of period                                                                   128,401                       558,210
                                                                                        -----------                  ------------
CASH, end of period                                                                     $   143,141                  $    322,860
                                                                                        ===========                  ============
NON-CASH FINANCING ACTIVITIES:
  Issuance of stock for acquisition                                                     $   600,000                  $          -
  Capitalized lease obligations                                                           3,589,293                             -

SUPPLEMENTAL CASH FLOWS INFORMATION:
  Cash paid for-
    Interest                                                                            $   440,754                  $    340,581
    Income taxes                                                                                  -                             -

           See notes to unaudited consolidated financial statements.

                    SILVERADO FOODS, INC. AND SUBSIDIARIES
                    --------------------------------------

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------


1.  GENERAL:

The accompanying consolidated financial statements have been prepared by Silverado Foods, Inc. (the Company) without audit and should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the Companys annual report and Form 10-K as of December 31, 1995. The foregoing financial statements include only normal recurring accruals and all adjustments which the Company considers necessary for a fair presentation.


2.  DETAILS TO CONSOLIDATED BALANCE SHEETS:


Inventories consist primarily of finished goods and packaging supplies which are stated at the lower of cost (first-in, first-out basis) or market as follows:

                                     JUNE 30,    DECEMBER 31,
                                      1996           1995
                                   -----------   ------------
Raw Materials                      $ 3,555,238   $  2,010,577
Finished Goods                       2,381,985      3,023,927
                                    ----------   ------------
                                     5,937,223      5,034,504
Less:  Allowance for excess and
             obsolete inventory        (15,172)       (29,073)
                                    ----------     ----------

                                    $5,922,051     $5,005,431
                                    ==========     ==========

3.  LOSS PER SHARE:

For the three months ended June 30, 1996 and June 30, 1995, the loss per share calculation includes the weighted average number of shares outstanding for the period which were 6,225,788 and 5,762,122, respectively. For the six months ended June 30, 1996 and June 30, 1995, the loss per share calculation includes the weighted average number of shares outstanding for the period which were 6,199,487 and 5,744,497, respectively.

4.  NOTE RECEIVABLE

In April 1996, the Company sold its Gift and Gourmet division in consideration for a note receivable of $1,370,000 bearing interest at 11%. The terms of the note receivable call for interest only for the first two years and principal and interest over the remaining four years. No gain or loss was recognized from this transaction.

5.  SUBSEQUENT EVENT

On August 7, 1996, the Company acquired certain assets of The Bagel Place, Inc. in Santa Ana, California for approximately $2.8 million which consisted of plant equipment, inventory and the assumption of certain accounts payable. The Company will close down its production facilities of The New York Bagel Factory in Carpenteria, California and will consolidate all of its bagel and bagel-related production into a leased facility in Santa Ana, California. The Company will file a form 8-K reporting this acquisition.

                 ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS
                 ---------------------------------------------

               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ------------------------------------------------


RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Companys Consolidated Financial Statements and notes thereto. The following table presents, as a percentage of net sales, certain selected financial data for the Company for the periods indicated:


                                                  THREE MONTHS      SIX MONTHS
                                                     ENDED             ENDED
                                                    JUNE 30,          JUNE 30,
                                                 --------------  ---------------
                                                  1996    1995    1996    1995
                                                 ------  ------  ------  ------
Net Sales                                         100%   100%     100%    100%
Gross Profit                                       35     37       35      36
General and Administrative                         16     15       17      15
Selling and Marketing                              22     20       22      21
Depreciation and Amortization of Intangibles        4      3        4       3
Operating Loss                                      6      2        8       3
Interest & Other                                    3      2        3       2
Net Loss                                            9      3       11       5


PERIOD TO PERIOD COMPARISONS FOR THE THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995

Net Sales. Net sales increased 16% from $9,997,000 to $11,624,000. The snack tray segment's net sales were $6,194,000 and accounted for 53% of total company sales for the quarter ending June 30, 1996 compared to 46% or $4,578,000 for the same period of 1995, an increase of 35%. A portion of this increase was due to six acquisitions in the snack tray segment occurring subsequent to June 30, 1995 which accounted for revenues of $919,000. The remaining sales increase was in the snack tray segment which experienced a 17% internal growth rate in the existing snack tray operations over the prior year. This increase is attributed to enhancements to existing routes in the base snack tray business and expansion into two cities, Los Angeles, California and Long Island, New York. Sales in the specialty baked goods segment were flat at $5,430,000.

Gross Profit. Gross profit for the three months ended June 30, 1996 was $4,030,000, a 9% increase over the comparable period in 1995 of $3,669,000. Gross profit as a percentage of net sales decreased from 37% to 35%. Gross profit in the snack tray segment was $2,617,000, an increase of 30% over the prior year quarter but decreased as
a percentage of net sales from 44% to 42%.     The lower gross margin was a
result of higher product cost when compared to the same period of 1995. In the specialty baked goods segment, gross profit decreased from $1,655,000 to $1,413,000, a decrease of 15%. This decrease is primarily attributable to lower sales volumes from the segment's vending product lines and lower sales volumes from The New York Bagel Factory.

General and Administrative.     General and administrative expenses increased
from $1,530,000 to $1,851,000, an increase of 22% and increased as a percentage of net sales from 15% to 16%. The majority of this increase was from the snack tray segment as general and administrative expenses increased due to the six acquisitions occurring subsequent to March 31, 1995 and due to internal growth in snack tray routes and expansion into Los Angeles, California and Long Island, New York.

Selling and Marketing.     Selling and marketing expenses increased from
$2,005,000 to $2,512,000, an increase of 25% over the comparable period of 1995 and increased slightly as a percentage of net sales from 20% to 22%. This increase occurred as the snack tray segment expanded its snack tray route base through internal growth and six new acquisitions since June 30, 1995.

Depreciation and Amortization of Intangibles.     Depreciation and amortization
of goodwill and other intangibles increased from $283,000 to $410,000, an increase of 45% over the same period of 1995. This increase was due to depreciation and amortization for the additional snack tray segment operations that were not included in the results of operations for the second quarter of 1995. Of the total, $68,000 and $63,000 represented depreciation for the three months ended June 30, 1996 and 1995, respectively. In addition, there was an additional $69,000 and $63,000 of depreciation included in cost of goods sold for the three months ended June 30, 1996 and 1995, respectively.

Operating Loss.     Operating losses increased from $150,000 to $743,000, an
increase of $593,000. This increase came from both the snack tray segment and the specialty baked goods segment and was due to higher operating expenses from both segments as discussed above as compared to the previous period of 1995.

Interest and Other.     Interest and other expense increased from $189,000 to
$341,000, or 80%. The increase was due to increased debt outstanding due to acquisitions and funding of working capital requirements.

Net Loss.     The Companys net loss increased from $340,000 to $1,084,000, an increase of $744,000 over the comparable period for 1995.



PERIOD TO PERIOD COMPARISONS FOR THE SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995

Net Sales.   Net sales increased 8% from $20,055,000 to $21,738,000.  Sales in the snack tray segment increased by $3,380,000 or 39% while sales in the specialty baked goods segment decreased by $1,727,000 or 15%. Acquisitions in the snack tray segment subsequent to the second quarter of 1995 contributed $1,937,000 towards that segments increase in sales. The decrease in the specialty baked goods segment was due to lower sales from the segments vending product lines, the sale of the gift and gourmet division that occurred in April 1996, and lower sales from The New York Bagel Factory as compared to the same quarter of 1995.

Gross Profit.     Gross profit increased from $7,139,000 to $7,523,000, an
increase of 5%. Gross profit as a percentage of net sales decreased from 36% to 35%. A portion of this increase in gross profit was due to acquisitions in the snack tray segment ($737,000) and from internal growth in the base snack tray operations through expanded routes in existing markets and entries into new markets (Los Angeles, California and Long Island, New York). The decrease in gross profit as a percentage of net sales was due to lower margin sales from warehouse clubs and higher product costs in the snack tray operations.

General and Administrative.     General and administrative expenses increased
from $3,032,000 to $3,717,000, an increase of 23% and increased as a percentage of net sales from 16% to 17%. The increase was due to higher general and administrative expenses from the snack tray segment due to acquisitions and internal growth into new cities discussed above. The food sales segment's general and administrative expenses decreased while corporate expenses increased as certain functions were centralized.

Selling and Marketing.     Selling and marketing expenses increased from
$4,192,000 to $4,693,000, a increase of 12% and remained flat as a percentage of net sales at 21%. The increase in selling and marketing expenses was due to expansion efforts in the snack tray segment as the segment experienced internal growth of 17% by adding new accounts and additional routes.

Depreciation and Amortization of Intangibles. Amortization of goodwill and other intangibles increased by $279,000, an increase of 54%. The majority of this increase was in the snack tray segment where the Company made six acquisitions subsequent to the second quarter of 1995. The remaining increase was in the base food sales segment where the Company made one acquisition subsequent to June 30, 1995.

Operating Loss.     Operating losses increased from $604,000 to $1,686,000, an increase of $1,082,000. This increase was due to higher operating expenses in general and administrative expenses, higher sales and marketing expenses and higher depreciation and amortization expenses as discussed above.

Interest and Other.     Interest and other expenses increased from $314,000 to
$676,000, an increase of $362,000. The increase was due to the higher interest costs associated with the Companys debt used to finance acquisitions and working capital needs.

Net Loss.     The Companys net loss increased from $918,000 to $2,362,000, an increase of $1,444,000.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operations was $1,119,000 for the six months ended June 30, 1996 compared to $622,000 for the six months ended June 30, 1995. Net cash used in investing activities was $2,538,000 compared to $1,477,000 for the comparable period as the Company acquired six additional snack tray operations and the assets of The Marveloaf Corporation. Net cash generated from financing activities during the first six months ended June 30, 1996 totaled $3,671,000 from net borrowings on long term debt.

The Companys revolving credit facility is a $5 million revolving credit agreement with a bank, of which $5 million was drawn as of June 30, 1996. Borrowings are based upon 80% of eligible accounts receivable and 50% of eligible inventories. The term of this revolver is for a period of three years (due April 1998) with interest at prime payable monthly and principal due at maturity.

In addition, the Company has a $5 million acquisition line of credit from the same bank with each funding request subject to review and approval by the lender. At June 30, 1996, $4,808,000 was drawn on this line. The term of the acquisition line is for a period of not greater than five years (due April 2000) with interest at prime. Payments on this line of credit began in April 1996.

The Company is subject to various covenants associated with its revolving line of credit and acquisition line of credit, such as limitations on payments of dividends and on the sale of a substantial portion of assets and on future indebtedness. Borrowings under these facilities are guaranteed as to repayment of principal and interest by the Company's Chief Executive Officer and his spouse.

During the first quarter of 1996, the Companys borrowings on its revolving credit facility exceeded the borrowing base of eligible accounts receivable and inventories and the Company obtained a waiver from the bank effective through January 1, 1997. The Company is currently negotiating with this same bank to amend the terms of this credit facility. Under the proposed terms of this amended agreement, the revolving term facility would be increased to $7 million. The term note agreement would remain at $5 million and principal payments would be deferred until April 1, 1997.

In addition to the above, the Company is negotiating with investors to raise approximately $3 million of new convertable debt financing and is negotiating certain lease financing arrangements on equipment additions for the Tulsa plant and the assets acquired from The Bagel Place, Inc. on August 7, 1996. Amounts received from any new debt financing will be used to reduce a portion of accounts payable. Funds received from new lease financing arrangements will be used to repay debt incurred to fund these additions. If these financing transactions do not occur, the Company's CEO has agreed to (1) fund any capital requirement over and above the anticipated $3 million debt financing and (2) fund any cashflows necessary to meet 1996 estimated expenditures.

                         PART II.     OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          Not applicable

ITEM 2.   CHANGES IN SECURITIES

          Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

          The Annual Meeting of shareholders of the Company (the "Annual Meeting") was held on May 10, 1996, in Tulsa, Oklahoma. At the Annual Meeting, the shareholders of the Company elected Lawrence D. Field, Gerald E. Milton, James K. Tolbert, Joe D. Tippens, Milton D. McKenzie, Sam L. Susser, and David A. Hentschel as directors of the Company for one-year terms. The shareholders also considered and approved the appointment of Arthur Andersen LLP as the independent auditors of the Company for the fiscal year ending December 3l, 1996.

          There were present at the Annual Meeting, in person or by proxy, shareholders holding 4,231,862 shares of the common stock of the Company, or 68.9% of the total stock outstanding and entitled to vote at the Annual Meeting. The table below describes the results of voting at the Annual Meeting:

                                                       Votes
                                                      Against
                                                        or
          1.  Election of Directors:      Votes For  Withheld  Abstentions  Non-Votes
                                          ---------  --------  -----------  ----------
              Lawrence D. Field           4,218,162    13,700      -0-         -0-
              Gerald E. Milton            4,218,162    13,700      -0-         -0-
              James K. Tolbert            4,218,162    13,700      -0-         -0-
              Joe D. Tippens              4,218,115    13,747      -0-         -0-
              Milton D McKenzie           4,218,162    13,700      -0-         -0-
              Sam L. Susser               4,218,162    13,700      -0-         -0-
              David A. Hentschel          4,218,162    13,700      -0-         -0-

          2.  Ratification of Arthur      4,224,615     2,800    4,447         -0-
              Andersen LLP as
              independent auditors
              of the Company for
              fiscal 1996


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

                                 Silverado Foods, Inc.
                                 ---------------------
                                     Registrant

                                 By: /s/ DORVIN D. LIVELY
                                 --------------------------
                                 Dorvin D. Lively
                                 Vice President, Chief Financial Officer
                                 and Secretary  (Duly Authorized
                                 Officer and Principal
                                 Accounting Officer)

Date:  August 14, 1996

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