Form 10-Q
period 1996-09-30
SILVERADO FOODS INC
filed 1996-11-14
CIK 879425

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

(Mark One)
       [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1996

                                      OR

       [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ____ to ____

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date.
          Class                      Outstanding at November 11, 1996
          -----                      --------------------------------
Common Stock, $.01 Par Value                   6,191,663

                                    PART I



                                   FINANCIAL
                                  INFORMATION

                    SILVERADO FOODS, INC. AND SUBSIDIARIES
                    --------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                              September 30,           December 31,
  ASSETS                                                          1996                   1995
                                                                  ----                   ----
                                                               (unaudited)
CURRENT ASSETS:
  Cash                                                         $    61,733             $    128,401
  Accounts receivable, net of allowance                          5,101,567                3,173,138
  Inventories, net (Note 2)                                      6,496,870                5,005,431
  Prepaid expenses and other                                       777,914                  750,077
  Deferred tax assets                                               16,663                   16,663
                                                              -----------------        ---------------
       Total current assets                                     12,454,747                9,073,710
                                                              -----------------        ---------------

NOTE RECEIVABLE (Note 4)                                         1,338,734                        -
PROPERTY, PLANT AND EQUIPMENT, net                              12,307,309                2,716,635
GOODWILL AND OTHER INTANGIBLES, net                             13,629,200               10,846,661
                                                              -----------------        ---------------
       Total Assets                                            $39,729,990             $ 22,637,006
                                                              =================        ===============

  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt                         $ 9,691,400             $  1,449,716
  Trade accounts payable                                         9,556,928                5,916,024
  Accrued liabilities                                            1,580,918                1,534,760
  Other liabilities                                                 59,635                  113,538
                                                              -----------------        ---------------
       Total current liabilities                                20,888,881                9,014,038
                                                              -----------------        ---------------

LONG-TERM DEBT, less current maturities                         15,506,215                8,293,992
                                                              -----------------        ---------------
DEFERRED TAX LIABILITIES                                            16,663                   16,663
                                                              -----------------        ---------------
OTHER                                                                    -                   94,025
                                                              -----------------        ---------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value, 20,000,000 share                    69,528                   59,831
  Treasury Stock                                                   (64,652)                 (64,652)
  Warrants                                                          46,549                   77,408
  Additional paid-in-capital                                    18,111,871               15,459,850
  Deficit                                                      (14,845,065)             (10,314,149)
                                                              -----------------        ---------------
       Total shareholders' equity                                3,318,231                5,218,288
                                                              -----------------        ---------------
              Total liabilities and shareholders               $39,729,990             $ 22,637,006
                                                              =================        ===============

           See notes to unaudited consolidated financial statements.

                    SILVERADO FOODS, INC. AND SUBSIDIARIES
                    --------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                  (UNAUDITED)

                                                            Three Months Ended                 Nine Months Ended
                                                               September 30,                     September 30,
                                                         ----------------------------    -------------------------------
                                                            1996           1995                1996          1995
                                                            ----           ----                ----          ----
NET SALES                                                $13,477,841   $ 9,425,739         $35,215,886    $29,480,945
COST OF SALES                                              9,663,018     6,591,478          23,878,313     19,427,794
                                                        ------------  ------------        ------------   ------------
  Gross Profit                                             3,814,823     2,834,261          11,337,573     10,053,151
                                                        ------------  ------------        ------------   ------------

OPERATING EXPENSES:
  General and administrative                               1,960,020     2,221,677           5,676,927      5,333,606
  Selling and marketing                                    3,037,603     1,919,193           7,730,881      6,110,995
  Depreciation                                                71,600        75,325             223,439        187,420
  Amortization of goodwill and other intangibles             378,399       207,819           1,025,429        615,100
                                                        ------------  ------------        ------------   ------------
                                                           5,447,622     4,424,014          14,656,676     12,247,121
                                                        ------------  ------------        ------------   ------------

OPERATING LOSS                                            (1,632,799)   (1,589,753)         (3,319,103)    (2,193,970)

OTHER INCOME (EXPENSE):
  Interest                                                  (381,182)     (190,773)         (1,012,722)      (518,399)
  Other, net                                                 (23,777)        6,947             (67,841)        20,852
                                                        ------------  ------------        ------------   ------------
                                                            (404,858)     (183,826)         (1,080,563)      (497,547)
                                                        ------------  ------------        ------------   ------------

LOSS BEFORE INCOME TAXES                                  (2,037,758)   (1,773,579)         (4,399,666)    (2,691,517)
PROVISION FOR INCOME TAXES                                       -             -                   -              -
                                                        ------------  ------------        ------------   ------------
  NET LOSS                                                (2,037,758)   (1,773,579)         (4,399,666)    (2,691,517)

  Accretion of common stock subject to price
     guarantee or put option                                     -             -              (131,250)           -
                                                        ------------  ------------        ------------   ------------
LOSS APPLICATION TO COMMON SHAREHOLDERS                  $(2,037,758)  $(1,773,579)        $(4,530,916)   $(2,691,517)
                                                        ============  ============        ============   ============

LOSS PER COMMON AND
 COMMON EQUIVALENT SHARE (SEE NOTE 3)                    $     (0.33)  $     (0.30)        $     (0.73)   $     (0.47)
                                                        ============  ============        ============   ============

           See notes to unaudited consolidated financial statements.

                     SILVERADO FOODS, INC.AND SUBSIDIARIES
                     -------------------------------------

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                -----------------------------------------------



                                             COMMON STOCK         TREASURY STOCK
                                         -------------------   -------------------
                                          NUMBER                  NUMBER
                                         OF SHARES    AMOUNT     OF SHARES  AMOUNT    WARRANTS
                                         ---------    ------     ---------  ------    --------
BALANCE, DECEMBER 31, 1995               5,980,009    $ 59,831    (26,995)  $(64,652) $ 77,408
  Accretion of common stock
   subject to price guarantee                  -           -          -          -         -
  Exercise of warrants                      69,774         697        -          -     (30,859)
  Issuance of stock in connection
   with acquisition                        200,000       2,000        -          -         -
  Stock Issued for Buyout of                                                               -
   Royalty                                 700,000       7,000        -          -         -
  Net loss (unaudited)                         -           -          -          -         -
                                         ---------   ---------   ---------  --------  --------
Balance, September 30, 1996              6,952,783    $ 69,528    (26,995)  $(64,652) $ 46,549
                                         =========   =========   =========  ========  ========
                                         ADDITIONAL
                                           PAID-IN        ACCUMULATED
                                           CAPITAL          DEFICIT           TOTAL
                                           -------          -------           -----
BALANCE, DECEMBER 31, 1995                $ 15,459,850    $ (10,314,149)    $5,218,288
  Accretion of common stock
   subject to price guarantee                      -           (131,250)      (131,250)
  Exercise of warrants                          61,021              -           30,859
  Issuance of stock in connection
   with acquisition                            598,000              -          600,000
  Stock Issued for Buyout of
   Royalty                                   1,993,000              -        2,000,000
  Net loss (unaudited)                             -         (4,399,666)    (4,399,666)
                                          ------------       -----------    ----------
BALANCE, SEPTEMBER 30, 1996               $ 18,111,871    $ (14,845,065)    $3,318,231
                                          ============    ==============    ==========



         See notes to unaudited consolidated financial statements.

                    SILVERADO FOODS, INC. AND SUBSIDIARIES
                    --------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                  (Unaudited)

                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                              -------------
                                                                                           1996          1995
                                                                                           ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                                         $ (4,339,666)   $ (2,691,517)
                                                                                     --------------- --------------
Adjustments to reconcile net loss to cash to cash used in operating activities--
     Depreciation and amortization                                                       1,480,561       1,005,293
     Change in assets and liabilities, net of effect of acquisitions:
      Decrease in  accounts receivable                                                  (1,784,429)        697,470
      Decrease in inventory                                                               (878,886)       (592,879)
      Increase in prepaid expenses and other                                              (143,411)         75,685
      Increase in accounts payable and accrued liabilities                               3,217,201       1,171,289
      Increase in other intangibles                                                       (709,123)       (372,868)
                                                                                     --------------- --------------
       Total adjustments                                                                 1,181,913       1,983,990
                                                                                     --------------- --------------
       Cash used in operating activities                                                (3,217,753)       (707,527)
                                                                                     --------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                               (2,876,398)       (509,418)
     Payments for acquisitions                                                          (4,361,505)     (1,729,395)
                                                                                     --------------- --------------
      Cash used in investing activities                                                 (7,237,903)     (2,238,813)
                                                                                     ------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of options and warrants                                         30,859         139,620
     Borrowings from long-term debt                                                      2,475,201       6,567,407
     Principal payments on long-term debt                                                 (887,058)     (3,827,419)
     Borrowing on note payable                                                           8,769,986             -
                                                                                     --------------- --------------
      Cash provided by financing activities                                             10,388,988       2,879,608
                                                                                     =============== ==============
NET INCREASE (DECREASE) IN CASH                                                            (66,668)        (66,732)
CASH, beginning of period                                                                  128,401         558,210

CASH, end of period                                                                   $     61,733    $    491,478
                                                                                     =============== ==============

Non-Cash Financing Activities:
     Issuance of Stock for Acquisition                                                $    600,000    $        -
     Capitalized Lease Obligations                                                       5,115,153             -
     Stock issued for Buyout of Royalty                                                  2,000,000

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for-
Interest                                                                              $    677,073    $    340,581
Income taxes                                                                                   -               -

           See note to unaudited consolidated financial statements.

                    SILVERADO FOODS, INC. AND SUBSIDIARIES
                    --------------------------------------

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------


1.  GENERAL:

The accompanying consolidated financial statements have been prepared by Silverado Foods, Inc. (the "Company") without audit and should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995. The foregoing financial statements include only normal recurring accruals and all adjustments which the Company considers necessary for a fair presentation.


2.  DETAILS TO CONSOLIDATED BALANCE SHEETS:

Inventories consist primarily of finished goods and packaging supplies which are stated at the lower of cost (first-in, first-out basis) or market as follows:

                                      SEPTEMBER 30,       DECEMBER 31,
                                          1996               1995
--------------------------------------------------------------------
Raw Materials                         $2,881,217          $2,010,577
Finished Goods                         3,647,237           3,023,927
                                      ----------          ----------
                                       6,528,454           5,034,504
Less:  Allowance for excess and
             obsolete inventory          (31,584)            (29,073)
                                      ----------          ----------

                                      $6,496,870          $5,005,431
                                      ==========          ==========
--------------------------------------------------------------------

3.  LOSS PER SHARE:

For the three months ended September 30, 1996 and September 30, 1995, the loss per share calculation includes the weighted average number of shares outstanding for the period which were 6,233,395 and 5,859,485, respectively. For the nine months ended September 30, 1996 and September 30, 1995, the loss per share calculation includes the weighted average number of shares outstanding for the period which were 6,210,914 and 5,783,247, respectively.


4.  NOTE RECEIVABLE

In April 1996, the Company sold its Gift and Gourmet division in consideration for a note receivable of $1,370,000 bearing interest at 11% retaining a security interest in the related tangible and intangible assets. The amount reflected on the accompanying balance sheet of

$1,338,734 represents the carrying value of the assets sold. The terms of the note receivable call for interest only for the first two years and principal and interest over the remaining four years. No gain or loss was recognized on this transaction.


5.  PRO FORMA

On August 7, 1996, the Company acquired certain assets from The Bagel Place, Inc. for approximately $2,780,000. Below are pro forma results of operations for the nine month period ending September 30, 1996 and September 30, 1995. The pro forma results of operations below give effect to certain adjustments as if the acquisition had occured on January 1, 1995.

                                        September 30,
                                --------------------------------
                                  1996                  1995
                                  ----                  ----
Revenues                        $42,371,260          $42,011,539
Net Loss                         (6,079,690)         (2,926,674)
Loss per Share                         (.98)               (.51)


6.  SUBSEQUENT EVENTS

On October 22, 1996, the Company signed a non-binding letter of intent to complete a Regulation S offering for $3 million in convertible debentures bearing interest at 8%. This offering is to be completed within a 90 day period. Amounts received from the Regulation S offering will be used to reduce a portion of the accounts payable that are past due. To date, the Company has issued $300,000 of such debentures. These convertible debentures may be converted, after 45 days and at the option of the holder, into Common Stock of the Company at a conversion price for each share at the lower of (a) 70% of the closing price of the Common Stock for the day immediately preceding the conversion date or (b) 70% of the average of the closing prices of the Common Stock for the five business days immediately preceding the date of subscription by the holder. In addition, during the third quarter, the Company issued, in a private placement, $3,550,000 in principal amount of its 9% Convertible Subordinated Notes. $150,000 of these notes are convertible at $2.50 per share and $3,400,000 are convertible at $3.25 per share. $3,000,000 in principal amount of such notes have been purchased by the Company's Chief Executive Officer, who has agreed to exchange up to $3 million in principal amount of such Notes for new Notes with a conversion price set at a level which, when averaged with the debentures issued in the Regulation S offering, would result in an average conversion price of $3.25 per share. Amounts received from this debt financing were used to finance the Company's purchase of certain assets of the Bagel Place, Inc. and to reduce accounts payable which were past due.

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                 ----------------------------------------------

               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ------------------------------------------------


RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto. The following table presents, as a percentage of net sales, certain selected financial data for the Company for the periods indicated:

                                                 THREE MONTHS     NINE MONTHS
                                                     ENDED           ENDED
                                                 SEPTEMBER 30,    SEPTEMBER 30
                                                -------------------------------
                                                 1996     1995    1996    1995
-------------------------------------------------------------------------------
Net Sales                                        100%     100%    100%    100%
Gross Profit                                      28       30      32      34
General and Administrative                        15       24      16      18
Selling and Marketing                             22       20      22      21
Depreciation and Amortization of Intangibles       3        3       4       3
Operating Loss                                   (12)     (17)    (10)     (7)
Interest & Other                                   3        2       3       2
Net Loss                                         (15)     (19)    (13)     (9)

PERIOD TO PERIOD COMPARISONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995

Net Sales.     Net sales increased 43% from $9,426,000 to $13,478,000.  The snack tray segment's net sales were $6,911,000 and accounted for 51% of total company sales for the quarter ended September 30, 1996 compared to 48% or $4,509,000 for the same period of 1995, an increase of 53%. A portion of this increase was due to five acquisitions in the snack tray segment occurring subsequent to September 30, 1995 which accounted for revenues of $835,000. The remaining sales increase was in the snack tray segment which experienced a 9% internal growth rate in the existing snack tray operations over the prior year. This increase is attributed to enhancements to existing routes in the base snack tray business and expansion into two cities, Los Angeles, California and Long Island, New York. Sales in the specialty baked goods segment increased $1,649,000 due to increases from the acquisition of the assets of The Bagel Place, Inc. as of August 7, 1996, and from increases in sales of the biscotti product line.

Gross Profit.     Gross profit for the three months ended September 30, 1996 was
$3,815,000, a 35% increase over the comparable period in 1995 of $2,834,000. Gross profit as a percentage of net sales decreased from 30% to 28%. Gross profit in the snack tray segment was $2,687,000 an increase of 42% over the prior year quarter but decreased as a percentage of net sales from 42% to 38%. The lower gross margin was a result of higher product cost when compared to the same period of 1995. In the specialty baked goods segment, gross profit decreased from $1,918,000 to $1,131,000, a decrease of 41%. This decrease is primarily attributable to higher start-up and transition costs at the Company's Santa Ana, California facility, start-up costs at the new production facilities in Tulsa, and the higher volume of products sold through the direct store delivery distribution channels in Los Angeles, California and Long Island, New York which have a lower profit margin.

General and Administrative.     General and administrative expenses decreased
from $2,222,000 to $1,960,000 a decrease of 12% and decreased as a percentage of net sales from 24% to 15%. The decrease is a result of higher sales and the Company's continued efforts to centralize certain general and administrative functions.

Selling and Marketing.     Selling and marketing expenses increased from
$1,919,000 to $3,038,000 an increase of 58% over the comparable period of 1995 and increased as a percentage of net sales from 20% to 22%. This increase occurred as the snack tray segment expanded its snack tray account base through both internal growth and acquisitions since September 30, 1995. In addition, sales growth from the Company's bagel bar product line and sales acquired through the acquisition of the assets of The Bagel Place, Inc. have required a higher level of support through in-store demonstrations of its products to potential consumers.

Depreciation and Amortization of Intangibles.     Depreciation and amortization
of goodwill and other intangibles increased from $283,000 to $450,000, an increase of 59% over the same period of 1995. This increase was due to depreciation and amortization for the additional snack tray segment operations that were not included in the results of operations for the third quarter of 1995 and for the amortization related to the acquisition of Marveloaf in 1996. Of the total, $72,000 and $75,000 represented depreciation for the three months ended September 30, 1996 and 1995, respectively. In addition, there was an additional $93,000 and $64,000 of depreciation included in cost of goods sold for the three months ended September 30, 1996 and 1995, respectively.

Operating Loss.     Operating losses increased from $1,590,000 to $1,633,000, an increase of $43,000. This increase came from both the snack tray segment and the specialty baked goods segment and was due to higher operating expenses from both segments as discussed above as compared to the previous period of 1995.

Interest and Other.     Interest and other expense increased from $184,000 to
$405,000, or 120%. This increase was due to increased debt outstanding due to acquisitions and funding of working capital requirements.

Net Loss.     The Company's net loss increased from $1,774,000 to $2,038,000, an increase of $264,000 over the comparable period for 1995.

PERIOD TO PERIOD COMPARISONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

Net Sales.     Net sales increased 19% from $29,481,000 to $35,216,000.  Sales in the snack tray segment increased by $6,017,000 or 46% and sales in the specialty baked goods segment decreased by $44,000. Acquisitions in the snack tray segment subsequent to the third quarter of 1995 contributed $2,772,000 towards that segment's increase in sales with the remaining increase due to internal growth in the base snack tray operations. The decrease in the specialty baked goods segment was due to lower sales from the segment's vending product lines and the sale of the gift and gourmet division that occurred May 1996, which were offset by increased sales for bagel products and from increased sales in connection with the biscotti product line.

Gross Profit.     Gross profit increased from $10,053,000 to $11,338,000, an increase of 13%. Gross profit as a percentage of net sales decreased from 34% to 32%. A portion of this increase in gross profit was due to acquisitions in the snack tray segment ($1,071,000) and from internal growth in the base snack tray operations through expanded routes in existing markets and entries into new markets (Los Angeles, California and Long Island, New York). The decrease in gross profit as a percentage of net sales was due to lower margin sales from warehouse clubs, lower margins on direct store delivery revenues, and higher product costs in the snack tray operations.

General and Administrative.     General and administrative expenses increased
from $5,334,000 to $5,677,000 an increase of 6% and decreased as a percentage of net sales from 18% to 16%. The increase was due to higher general and administrative expenses from the snack tray segment due to acquisitions and internal growth into new cities discussed above. The specialty baked goods segment's general and administrative expenses decreased while corporate expenses increased as certain functions were centralized.

Selling and Marketing.     Selling and marketing expenses increased from
$6,111,000 to $7,731,000 an increase of 27% and increased slightly as a percentage of net sales from 21% to 22% of sales. The increase in selling and marketing expenses was due to expansion efforts in the snack tray segment as the segment experienced internal growth of 9% by new accounts and additional routes.

Depreciation and Amortization of Intangibles.     Amortization of goodwill and
other intangibles increased by $446,000, an increase of 56%. The majority of this increase was in the snack tray segment where the Company made five acquisitions subsequent to the third quarter of 1995. The remaining increase was in the existing operations of the specialty baked goods segment where the Company made one acquisition subsequent to September 30, 1995.

Operating Loss.     Operating losses increased from $2,194,000 to $3,319,000, an increase of $1,125,000. This increase was due to higher operating expenses in general and administrative expenses, higher sales and marketing expenses and higher depreciation and amortization expenses as discussed above.

Interest and Other.     Interest and other expenses increased from $498,000 to
$1,081,000, an increase of $583,000. The increase was due to the higher interest costs associated with the Company's debt used to finance acquisitions and working capital needs.

Net Loss.     The Company's net loss increased from $2,692,000 to $4,400,000, an increase of $1,708,000.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operations was $3,218,000 for the nine months ended September 30, 1996 compared to $708,000 for the nine months ended September 30, 1995. Net cash used in investing activities was $7,238,000 compared to $2,239,000 for the comparable period. Net cash generated from financing activities during the first nine months ended September 30, 1996 totaled $10,389,000 primarily from net borrowings on long term debt for acquisitions and working capital needs.

During the third quarter, the Company amended its revolving credit facility with a bank and thereby increased the total amount available under such facility to $7 million, of which $6.2 million was drawn as of September 30, 1996, which was the full amount of the borrowing base at that time. The borrowing base is calculated upon 80% of eligible accounts receivable and 50% of eligible inventory. Such loan is due in April 1998 with interest at prime payable monthly.

In addition, the Company also amended the terms of its $5 million acquisition line of credit with the same bank and increased borrowings outstanding to $5 million as of September 30, 1996. Monthly payments of principal and interest on this line will commence on April 1, 1997, with the final payment being due on June 1, 2000. This line of credit bears interest at prime.

The Company is subject to various covenants associated with its revolving line of credit and acquisition line of credit, such as limitations on payments of dividends and on the sale of a substantial portion of assets and on future indebtedness. Borrowings under these facilities are guaranteed as to repayment of principal and interest by the Company's Chief Executive Officer and his spouse.

On October 22, 1996, the Company signed a non-binding letter of intent to complete a Regulation S offering for $3 million in convertible debentures bearing interest at 8%. This offering is to be completed within a 90 day period. Amounts received from the Regulation S offering will be used to reduce a portion of the accounts payable that are past due. To date, the Company has issued $300,000 of such debentures. These convertible debentures may be converted, after 45 days and at the option of the holder, into Common Stock of the Company at a conversion price for each share at the lower of (a) 70% of the closing price of the Common Stock for the day immediately preceding the conversion date or (b) 70% of the average of the closing prices of the Common Stock for the five business days immediately preceding the date of subscription by the holder. In addition, during the third quarter, the Company issued, in a private placement, $3,550,000 in principal amount of its 9% Convertible Subordinated Notes. $150,000 of these notes are convertible at $2.50 per share and $3,400,000 are convertible at $3.25 per share. $3,000,000 in principal amount of such notes have been purchased by the Company's Chief Executive Officer, who has agreed to exchange up to $3 million in principal amount of such Notes for new Notes with a conversion price set at a level which, when averaged with the debentures issued in the Regulation S offering, would result in an average conversion price of $3.25 per share. Amounts received from this debt financing were used to finance the Company's purchase of certain assets of the Bagel Place, Inc. and to reduce accounts payable which were past due. The Company is also seeking additional funds from the sale and leaseback of certain equipment and from borrowings from a bank to fund capital additions at its Tulsa manufacturing facility, but there can be no assurance that such funds will be available. The Company believes that current cash flows from operations when combined with the existing credit facilities and the proceeds received from the Regulation S offering will be sufficient to meet current cash flow requirements.

                          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          Not applicable


ITEM 2.   CHANGES IN SECURITIES

          Private Placement of 9% Convertible Subordinated Notes
          ------------------------------------------------------

               The Company has recently conducted a private placement of 9% Convertible Subordinated Notes (the "Notes") in reliance upon Regulation D promulgated under the Securities Act of 1933, as amended. The Notes have been sold at face value on the following dates and in the following amounts:

                    =================================
                    August 20, 1996       $   50,000
                    ---------------------------------
                    August 26, 1996          100,000
                    ---------------------------------
                    August 26, 1996          250,000
                    ---------------------------------
                    September 27, 1996       150,000
                    ---------------------------------
                    September 30, 1996     3,000,000
                    ---------------------------------
                    Total                 $3,550,000
                    =================================

          The Notes have been sold only to accredited investors (as defined in Regulation D). The Company has not incurred an obligation for the payment of any commissions or placement fees in connection with the sale of the Notes.

               The Notes are due three years from issuance and bear interest at the rate of 9% per annum, which interest is payable quarterly. The Notes are subordinated in right of payment to all indebtedness owed to banks, insurance companies or other financial institutions or institutional lenders.

               The Notes are convertible into shares of the Company's common stock, par value $0.01 per share ("Common Stock"), at any time prior to maturity. The conversion price for the Notes is $3.25 per share as to $3,400,000 in principal amount of the Notes. As to $150,000 in principal amount of the Notes, the conversion price is $2.50 per share. The conversion price is subject to adjustment in the event of certain changes in the Company's capital stock. A Registration Rights Agreement was entered into with each purchaser of the Notes pursuant to which the Company is obligated to register on Form S-3 the shares of Common Stock issuable in connection with the Notes. $3,000,000 in principal amount of the Notes have been purchased by the Company's Chief Executive Officer, who has agreed to exchange up to $3 million in principal amount of the Notes for different notes with a conversion price at a level which, when averaged with the debentures issued in the Company's Regulation S offering discussed below, will result in an average conversion price of $3.25 per share.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          Not applicable


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          Not applicable


ITEM 5.   OTHER INFORMATION

          Issuance of 8.0% Convertible Debenture Pursuant to Regulation S
          ---------------------------------------------------------------

               On November 6, 1996, the Company issued an 8.0% Convertible Debenture due November 15, 1997 (the "Debenture"), in the original principal amount of $300,000. The Debenture was issued at face value in one offshore transaction pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. The purchaser was an accredited investor (as defined in Regulation D promulgated under the Securities Act of 1933, as amended). In connection with the sale of the Debenture, the Company paid placement fees of $33,000 to Venture Guarantee Limited of Warwick, United Kingdom. The Company is also obligated to issue to said placement agent stock purchase warrants for the purchase of 5,000 shares of the Company's common stock, par value $0.01 per share ("Common Stock"). The sale of the Debenture was pursuant to a non-binding letter of intent which calls for a total offering of $3 million in separate increments over a 90-day period, although there can be no assurance that additional funds will be received pursuant to such offering.

               The Debenture is convertible at any time commencing 45 days after November 6, 1996, into shares of the Company's Common Stock at a conversion price for each share of Common Stock equal to the lower of
          (a) 70% of the closing price of the Common Stock for the day immediately preceding the conversion date or (b) 70% of the average of the closing prices of the Common Stock for the five business days immediately preceding the date of the subscription by the purchaser as reported by the American Stock Exchange. Assuming that the market price of the Common Stock at the time of conversion is not less than the market price at the time of subscription, based on a conversion price of $1.776 per share, the Debenture would be convertible into 168,895 shares of Common Stock. In the event the conversion price is such that it would result in an issuance of 20% or more of the issued and outstanding Common Stock of the Company, the Company may redeem a sufficient portion of the Debenture so that such conversion would result in an issuance of less than 20% of the Company's issued and outstanding Common Stock. The Common Stock issuable on the conversion of the Debenture (if not otherwise tradeable without restriction) is subject to certain registration rights between the Company and the purchaser of the Debenture.

               The Debenture is due on November 15, 1997 and bears interest at the rate of 8% per annum which is payable quarterly. Interest is payable in cash or Common Stock at the option of the Company at the conversion price.

          Royalty Termination Agreement
          -----------------------------

               On November 8, 1996, the Company signed a Royalty Termination Agreement (the "Termination Agreement") with Nonni's Inc. ("Nonni's"), Steve Sirianni, Tim Soldati and Rich Martin (collectively, the "Shareholders"). The Termination Agreement provides for the termination as of July 22, 1996, of the Company's obligation for the payment of royalties with respect to the product lines acquired from Nonni's pursuant to the Asset Purchase Agreement dated December 31, 1993, between the Company and Nonni's. During 1995, the Company's total royalty obligation to Nonni's was $219,000, based on a royalty percentage of 3%. As of July 1, 1996, the royalty percentage increased to 12% of gross sales for a period of four and one-half years, following which the royalty percentage would reduce down to 7% for one year and then to 3% for five additional years.

               Pursuant to the Termination Agreement, the Company will issue to the Shareholders 700,000 shares of the Company's Common Stock. Also, if the Company's sales of the royalty products exceeds $10,000,000 during any of the three 12-month periods beginning July 22, 1996 and ending July 21, 1999, the Company will issue to the Shareholders an additional 200,000 shares of Common Stock (the "Contingent Shares").

               The Company agreed, under the terms of the Termination Agreement, to guarantee a stock price of $5.71 per share for any sales by the Shareholders of the Common Stock issued pursuant to the Termination Agreement during the period commencing April 1, 1997, and ending on December 31, 1997 (except, in the case of the Contingent Shares, during a period of 120 days following the registration of such shares). The Company also agreed, pursuant to a Registration Rights Agreement dated as of the date of the Termination Agreement, to register the shares of Common Stock issued to the Shareholders on Form S-3 on a delayed or continuous basis pursuant to Rule 415 under the Securities Act of 1933, as amended.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               4.1  Form of Offshore Securities Subscription Agreement

               4.2  Form of 8.0% Convertible Debenture due November 15, 1997

               4.3  Form of Note Purchase Agreement

               10.1 Royalty Termination Agreement dated November 8, 1996, among the Company, Nonni's Inc., Steve Sirianni, Tim Soldati and Rich Martin

               10.2 Third Amendment to Loan Agreement dated September 13, 1996, among the Company, Silverado Marketing Services, Inc., Texas B & B, Inc., Lawrence D. Field, Cynthia Field and Liberty Bank and Trust Company of Tulsa, National Association

               27.0 Financial Data Schedule

          (b)  Reports on Form 8-K

               Form 8-K was filed August 22, 1996, to report under Item 2 the acquisition on August 7, 1996, of certain assets from The Bagel Place, Inc. The financial statements required by Item 7 with respect to such acquisition were filed pursuant to the Form 8-K/A1 filed October 21, 1996.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Silverado Foods, Inc.
                                 ---------------------
                                     Registrant

                                 By: /s/Dorvin D. Lively
                                     -------------------
                                   Dorvin D. Lively
                                   Vice President, Chief Financial Officer
                                   and Secretary  (Duly Authorized
                                   Officer and Principal
                                   Accounting Officer

Date:  November 14, 1996

                               INDEX TO EXHIBITS

          The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

                                                  Sequentially
                                                    Numbered
Exhibit No. Description of Exhibit                    Page
----------------------------------                    ----

4.1       Form of Offshore Securities Subscription Agreement
4.2       Form of 8.0% Convertible Debenture due November 15, 1997
4.3       Form of Note Purchase Agreement
10.1 Royalty Termination Agreement dated November 8, 1996, among the Company, Nonni's Inc., Steve Sirianni, Tim Soldati and Rich Martin

10.2 Third Amendment to Loan Agreement dated September 13, 1996, among the Company, Silverado Marketing Services, Inc., Texas B & B, Inc., Lawrence D. Field, Cynthia Field and Liberty Bank and Trust Company of Tulsa, National Association

27.0      Financial Data Schedule