Form 10-K
period 1996-12-31
SILVERADO FOODS INC
filed 1997-04-10
CIK 879425

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(MARK ONE)
   [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996

                                       OR

   [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from               to

                         COMMISSION FILE NUMBER 1-13260

                             SILVERADO FOODS, INC.
             (Exact name of registrant as specified in its charter)

              OKLAHOMA                                           73-1369218
   (State or other jurisdiction of                            (I.R.S. Employer
    incorporation or organization)                           Identification No.)

     6846 SOUTH CANTON, SUITE 110
           TULSA, OKLAHOMA                                          74136
(Address of principal executive offices)                          (Zip Code)

      Registrant's telephone number, including area code:  (918) 496-2400

          Securities registered pursuant to Section 12(b) of the Act:

                                                          NAME OF EACH EXCHANGE
    TITLE OF EACH CLASS                                    ON WHICH REGISTERED
    -------------------                                   ---------------------
Common Stock, $.01 Par Value                             American Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act:  None

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

          As of March 25, 1997, 7,538,108 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the Common Stock held by non-affiliates was approximately $11,201,370.

                      DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 9, 1997, are incorporated by reference into Part III of this Form 10-K.

================================================================================

                             SILVERADO FOODS, INC.
                                   FORM 10-K
                          YEAR ENDED DECEMBER 31, 1996
                               TABLE OF CONTENTS
                                                                            Page
                                                                            ----
                                     PART I

Item 1.    Business........................................................   1
Item 2.    Properties......................................................   5
Item 3.    Legal Proceedings...............................................   5
Item 4.    Submission of Matters to a Vote of Security-Holders.............   5
Item 4A.   Executive Officers of the Registrant............................   5

                                    PART II

Item 5.    Market for Registrant's Common Equity and Related
           Shareholder Matters.............................................   7
Item 6.    Selected Financial Data.........................................   8
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................   8
Item 8.    Financial Statements and Supplementary Data.....................  12
Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.............................  12

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant..............  13
Item 11.   Executive Compensation..........................................  13
Item 12.   Security Ownership of Certain Beneficial Owners and Management..  13
Item 13.   Certain Relationships and Related Transactions..................  13

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules,
           and Reports on Form 8-K.........................................  13
           Signatures......................................................  17

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Silverado Foods, Inc. (the "Company") manufactures and markets various lines of specialty baked goods, including biscotti, bagels and bagel bars, which are sold through multiple distribution channels. In addition, the Company's wholly owned subsidiary, Silverado Marketing Services, Inc. ("SMS"), is believed to be the nation's largest retail snack tray company, servicing approximately 72,000 accounts in 23 major metropolitan areas across the country. SMS services the in-office snack food and, to a lesser extent, coffee needs of small businesses with between 5 and 50 employees.

The Company sells specialty baked goods to retail grocery stores, specialty retailers, wholesale club stores, the food service industry and the vending industry. The Company is integrating the distribution strength of SMS, which has warehousing, packing, sales and distribution operations in 23 major metropolitan areas, with its food sales efforts. The Company believes that controlling distribution in some key markets into which it distributes provides a competitive advantage over those competitors without such distribution capabilities.

Financial information relating to the Company's industry segments is set forth in Note 13 - "Business Segment Information" of the "Notes to Consolidated Financial Statements" which are included herein. The specialty baked goods segment accounted for approximately 54 percent, 57 percent and 54 percent of the Company's revenues for the years ended December 31, 1994, 1995 and 1996, respectively. The retail snack tray segment accounted for approximately 46 percent, 43 percent and 46 percent of the Company's revenues for the years ended December 31, 1994, 1995 and 1996, respectively.

The Company was incorporated in Oklahoma on August 15, 1990. The Company's principal office is located at 6846 South Canton, Suite 110, Tulsa, Oklahoma 74136, and its telephone number is (918) 496-2400. Unless the context requires otherwise, all references to the "Company" include Silverado Foods, Inc. and its consolidated subsidiaries.

COMPANY HISTORY

The Company was formed in August of 1990. Since that time, it has made numerous acquisitions which have led the Company into two primary areas of concentration: specialty baked goods and retail snack tray operations. During 1996, the Company took steps to make it a more narrowly focused specialty baked goods producer and retail snack tray company. In 1996, the following steps took place:

 .    The Company sold its gift and gourmet division, which included five brands which were selling to department stores and gourmet shops.
 .    The Company opened two large automated bakery production facilities in
     Tulsa, Oklahoma and Santa Ana, California.
 .    The Company closed three of its bakery facilities and transferred the bakery operations of such closed facilities to the Company's Tulsa, Santa Ana, or Palestine facilities.
 .    The Company decided to seek alternatives for disposing of certain non-honor snack distribution assets.
 .    The Company focused on internal growth rather than acquisition growth in its retail snack tray operations.

These steps have positioned the Company to be a focused specialty baked goods producer, having leading brands in niche product categories in growth markets. In addition, the Company is the leading retail snack tray provider in the United States to the growing small office market.

INDUSTRY OVERVIEW

Specialty Baked Goods. Specialty baked goods are baked products which have a unique characteristic in one or more of the following: ingredients, process, packaging, or distribution. Specialty baked goods are sold to in-store deli-bakery operations, the food service industry, retail grocery stores, wholesale club stores, the vending industry and mail order customers. There are several competitors in the industry which are much larger than the company, such as Sara Lee, Campbell Soup, and Rich's. In addition, there is a plethora of small regional specialty baked goods companies scattered across the country.

Retail Snack Trays. Retail snack trays consist of cardboard boxes holding 60 to 110 snacks and a coin box that are placed in the coffee rooms or other appropriate locations within a small business. Snacks are purchased by placing money in the coin box on an "honor system". The trays are serviced every 8-10 business days. The snacks provided include candy, salty snacks and baked items. Approximately 5% of the items offered in retail snack trays are comprised of the Company's products. Retail snack trays are attractive alternatives to vending machines in offices of 5 to 50 employees.

The retail snack tray industry was founded in 1977 by ARA Cory to supplement its in-office coffee service business. The Company believes that the industry's sales are approximately $300,000,000 annually with 350 companies furnishing this service nationwide. The Company believes it is the largest retail snack tray company in the country. Additionally, the Company believes the total potential size of the market is $1.5 billion in sales with about 20% of the market being serviced today by itself and all competitors.

BUSINESS STRATEGY

The Company has grown primarily through acquisitions, however, it has developed a nationwide sales organization for its specialty baked goods and retail snack tray divisions and anticipates growing the Company internally as well as through strategic acquisitions.

By virtue of SMS's retail snack tray customers, the Company has 72,000 retail outlets through which it currently sells two of its specialty baked goods. The Company believes it has a significant opportunity to manufacture and sell branded specialty baked goods directly to consumers through SMS. Additionally, the Company believes that SMS, which operates 110 routes in 23 major metropolitan areas through 24 warehouses across the country, provides it with the base for controlling distribution for certain of its specialty baked goods to key retail customers.

Operating Strategy--Retail Snack Tray. The Company believes it is the highest quality service provider in the industry. The Company plans on providing additional products required by small businesses on a repetitive basis with its regular service calls. The first product and service extension being tested is a coffee service designed for smaller offices. Additional products and service extensions are being tested.

Operating Strategy--Specialty Baked Goods. By utilizing the Company's key distribution partners to provide value added items, the Company believes it has been able to develop a competitive advantage over many large but inflexible competitors, as well as small but distribution constrained competitors. The Company believes its evolving distribution strength and its ability to quickly develop new specialty baked goods in response to customer needs gives it a unique position to generate growth internally as well as add value to strategic acquisitions. The Company will continue to search for potential acquisitions that have established specialty baked products in unique market niches which easily integrate into the Company's overall operating strategy.

PRODUCTS

The Company's products have historically been obtained through acquisition, but the Company believes it has developed enough capability to now develop new specialty baked products internally and will focus on acquisitions of businesses which have proven products in certain markets which may be leveraged into the Company's nationwide sales and distribution network.

The Company believes it is one of the largest producers of biscotti, an Italian cookie that is generally eaten with a cup of coffee, cappuccino, milk or espresso, and one of the leaders in the sale of crispy marshmallow square treats. Additionally, the Company is one of the nations largest producers of bagel bars (a hand-held, ready-to-eat, healthful rectangular meal replacement). The Company also produces a line of cakes including special holiday cakes.

SALES AND DISTRIBUTION

Retail Snack Tray. The key to development of a sales system in the retail snack tray business is the route sales person whose responsibility it is to maintain the route sales level and profitability. The Company maintains a high ratio of field sales people to routes to provide additional support for the route sales person. The field sales people are responsible for developing new routes, strengthening poorer performing routes and aiding in the introduction of new products and services.

The route sales person is provided pre-packed retail snack trays and a listing of customers to service each business day. In addition, the route sales person has, for each customer, information including the amount of revenue collected for each of the past service cycles, and the gross profit of each customer. It is the route sales person's responsibility to work with customers, field sales people and market sales managers to control customer and route revenue and profitability.

Specialty Baked Goods. All regional sales managers are responsible for maintaining close personal contact with each key account and, when necessary, to service key customers' needs personally. The Company has a national network of brokers who specialize in in-store deli-bakery, food service, vending, convenience store, and specialty retail distribution channels. Each broker's objective is to maintain existing business and grow new business in each of these channels. These brokers are managed by regional sales managers.

OPERATIONS

Production and Manufacturing. The Company currently operates three bakery facilities located in Santa Ana, California (48,000 sq. feet), Tulsa, Oklahoma (47,000 sq. feet), and Palestine, Texas (34,000 sq. feet). The Santa Ana and Tulsa facilities are leased and the facility in Palestine is owned by the Company.

The Company uses a third party manufacturer (co-packer) for its crispy marshmallow square treats. The total sales from this product during 1996 were approximately 5% of consolidated net sales.

Retail Snack Tray Operations. The operations of the retail snack tray segment are conducted from 24 warehouses located throughout the country. Each separate operation is comprised of 2 to 15 routes and, although part of a national system of purchasing, route accounting, and control systems, has separate financial statements for measurement of local effectiveness.

Each market center warehouse has a packing line, an accounting clerk, route sales personnel, a market sales manager and, in some cases, a field sales person. Purchasing is done from an approved menu and from approved suppliers. Even though all paper work is handled and entered in the computer system at each location, centralized control is maintained through a sophisticated wide area network for route information, accounts payable, bill payment, cash consolidation, payroll, and accounting.

Customer shortages are an obvious characteristic of the retail snack tray business since it relies upon honesty of customers for payment. The Company monitors customer shortages for each business cycle and if the shortage becomes too large, corrective action is taken. Shortages increase cost of goods sold by 12% to 15%.

Suppliers. The major raw materials and ingredients purchased by the Company are candy, fruit, nuts, sugar, flour, eggs, salty snacks and chocolate. Some of these products are purchased as commodities and are subject to variations in costs over short periods of time, which fluctuations can cause significant impacts on gross margins. A few products are purchased from companies with very strong brand recognition, such as salty snacks and candy bars. Branded products purchased from companies who dominate a particular segment may be subject to price increases from time to time. When this happens the Company must make a decision related to value and impact on revenue if lesser brands are used.
These decisions may impact revenues and gross margins.

COMPETITION

Competition in the retail snack tray business may be defined as broadly as any convenient place for a small business worker to purchase food. This can be other retail snack tray companies, a local convenience store, or even an in-office building deli or centralized vending area. The Company believes it is the lowest cost provider of in-office snack alternatives and has many advantages such as dependability and convenience over alternatives available to its customers.

The specialty baked goods business is highly competitive and is comprised of a few large companies, such as Sara Lee, Campbell Soup, Kelloggs and Rich's and numerous small regional companies. The Company believes that it has a competitive advantage in that it has the flexibility to develop products to meet the needs of key customers in a short time frame at a competitive cost and the ability to produce those products in significant quantities. Flexibility and responsiveness are believed to be an advantage over large competitors, while cost, volume and distribution are believed to be advantages over local and regional baking companies. The Company had sales to two customers during 1996 that exceeded 10% of consolidated sales (Sam's Wholesale Club, 15%, and Price Costco, 19%.)

TRADEMARKS

The Company owns several federally registered trademarks for certain of the trademarks that it uses. The Company believes that its registered and common law trademarks have significant value and that some of its trademarks are instrumental to its ability to create demand for and market its products. There are currently no pending challenges to the use or registration of any of the Company's significant trademarks. There can be no assurance, however, that the Company's trademarks do not or will not violate the proprietary rights of others, that they would be upheld if challenged or that the Company would, in such an event, not be prevented from using its trademarks, any of which could have an adverse effect on the Company.

REGULATION

The Company, as a manufacturer and marketer of food items, is subject to regulation by various government agencies, including specifically, the United States Food and Drug Administration. Under various statutes and regulations, such agencies prescribe requirements and establish standards for quality, purity and labeling. For example, under the Nutrition Labeling and Education Act of 1990, as amended, food manufacturers are now required to disclose nutritional information on their labels in a uniform manner. The finding of a failure to comply with one or more regulatory requirements can result in variety of sanctions, including monetary fines and/or compulsory withdrawal of products from store shelves. The Company may also be required to comply from time to time with state and local laws regulating food handling and storage.

In addition to laws relating to food products, the Company is subject to various federal, state and local environmental laws and regulations which limit the discharge, storage, handling and disposal of a variety of substances. The Company's operations are also governed by laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Administration Act and regulations and applicable state laws and regulations thereunder.

The Company believes that it currently complies in all material respects with the foregoing laws and regulations, although there can be no assurance that future compliance with such laws or regulations will not have a material adverse effect on the Company's financial condition or results of operations.

EMPLOYEES

As of December 31, 1996, the Company employed 575 persons on a full-time basis. The Company is not a party to any collective bargaining agreement as of March 20, 1997. The Company believes its relations with its employees are satisfactory.

MANAGEMENT INFORMATION SYSTEMS

     The Company's management information system allows for integrated processing of all accounting records of acquired businesses. The retail snack tray segment has implemented a PC-based wide area network information system, the objective of which is to enable the Company to analyze sales, profitability, frequency of service and shortages, for customers, routes and market centers. The reports that provide key operating data by market center are available daily at the Company's headquarters. The Company believes that these systems assist management in analyzing key market center variables and will assist management in the respective market centers to identify and eliminate unprofitable accounts in an expeditious manner.

SEASONALITY

Historically, the Company's operations have been somewhat seasonal in nature, but in comparison with the Company's mail order catalog business which is predominantly in the fourth quarter, the remaining business operations are less seasonal. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 2.  PROPERTIES

The Company's executive offices are located in Tulsa, Oklahoma where the Company leases 8,500 square feet of office space. This lease expires on January 1, 2000. The Company leases the 48,000 square foot facility which houses its bread products group in Santa Ana, California, which lease expires in 1998. The Company also leases a 47,000 square foot facility in Tulsa, Oklahoma which houses its specialty cookie products operations. This lease expires in 2006. In addition, the Company leases 24 warehouse facilities from which the activities of the retail snack tray segment are conducted. Such warehouse facilities range in size from 300 square feet to 5,300 square feet. The Company owns a 34,000 square foot building in Palestine, Texas, which houses the Eilenberger's(R) bakery. The Company believes that its facilities are suitable and adequate for its immediate needs and that additional substitute space is available if needed to accommodate expansion. The Company currently leases three facilities located in Hayward, California, Carpenteria, California and Orlando, Florida where it previously produced certain products that have now been consolidated into the Tulsa and Santa Ana facilities. These leases expire over the next six months.

ITEM 3.  LEGAL PROCEEDINGS

The Company is a party to ordinary routine litigation incidental to its business, none of which is expected to have a material effect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

There were no matters submitted to the Company's stockholders during the fourth quarter of the fiscal year ended December 31, 1996.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information with respect to the executive officers of the Company. Executive officers are elected by the Board of Directors and serve at its discretion.

      NAME            AGE                    POSITION
      ----            ---                    --------

Lawrence D. Field     37   Director, Chairman of the Board of Directors
Timothy G. Bruer      39   Director, President and Chief Executive Officer
Michael W. Knapik     48   Vice President of Sales and Marketing
Robert W. Luttman     52   President of Silverado Marketing Services, Inc.
Dorvin D. Lively      38   Vice President, Chief Financial Officer and Secretary
Richard A. Hall       57   Vice President of Operations

Lawrence D. Field, the founder of the Company, has been a Director, Chairman of the Board of directors and Chief Executive Officer of the Company since its inception in August 1990. Mr. Field relinquished his position as Chief Executive Officer in March 1997. He was also President of the Company from August 1990 to February 1994. From

September 1984 to February 1990, Mr. Field was Vice President and a shareholder of Capital Advisors, Inc., an investment management firm headquartered in Tulsa, Oklahoma, which managed investments for pension and profit sharing plans, foundations and individuals in the United States. From August 1982 to September 1984, Mr. Field served as Vice President of American Central Oil Corporation, an independent oil and gas company. Mr. Field graduated from the University of Texas at Austin in 1982 with a Bachelor of Science degree in Communications.

Timothy G. Bruer joined the Company as a Director, President and Chief Executive Officer in March 1997. Mr. Bruer served as Vice-President/General Manager of the Culinary Division of Nestle USA since 1992. From 1985 to 1992, Mr. Bruer was a partner with Bain and Company, Inc., a national consulting firm working with companies in the consumer marketing area, as well as clients in the high technology and insurance industries. Mr. Bruer graduated from Stanford University with a Bachelor of Arts degree in Economics and from the University of Chicago with a Master of Business Administration degree.

Michael W. Knapik has been Vice President of Sales and Marketing of the Company since December 1996. Prior to joining the Company, Mr. Knapik served as Vice President/General Manager for Mission Foods from 1993 to 1996. From 1992 to 1993, Mr. Knapik was President and CEO of Maryland Beverage LP/Castle Food Products LP. Mr. Knapik was Vice President/General Manager of Suntory Water Group, Inc. from 1990 to 1992 and was Vice President of Sales for Haagen-Dazs Company, Inc. from 1988 to 1990. Mr. Knapik has a Bachelor degree in Economics and Political Science from the University of St. Thomas.

Robert W. Luttman has been President of Silverado Marketing Services, Inc. since October of 1995. From 1990 to 1993, Mr. Luttman was President of Nibble with Gibbles, Inc., a regional manufacturer and distributor of snack foods, which is located in the northeast. Mr. Luttman also worked as a consultant for Nibble with Gibbles, Inc. for the period of 1993 to 1995. Mr. Luttman also has 17 years experience with Frito-Lay, Inc. in Dallas, Texas in manufacturing, distribution, and strategic planning. Mr. Luttman has a Bachelor of Arts Degree in History and Philosophy from St. Peter's College.

Dorvin D. Lively has been Vice President, Chief Financial Officer and Secretary of the Company since February 1995. From December 1992 to January 1995, Mr. Lively was Assistant Controller of Pepsi-Cola International. From June 1980 to December 1992, Mr. Lively was with Arthur Andersen LLP serving in various positions within the audit division. From June 1990 to June 1992, Mr. Lively was appointed a Practice Fellow with the Financial Accounting Standards Board in Norwalk, Connecticut. Mr. Lively holds a Bachelor of Science degree in Business Administration from the University of Arkansas.

Richard A. Hall has been Vice President of Operations since November of 1995. From February 1993 to 1995, Mr. Hall was Chief Operating Officer of Directions International, a Dallas area management consulting company. During 1992 he served as Vice President of Operations for the Drackett division of Bristol-Myers Squibb, a maker of household cleaning products. For the period from 1986 to 1991, Mr. Hall served as Senior Vice President of Operations for Sky Chefs when it became separated from American Airlines to serve the airline and airport food operations industries. From 1981 through 1986, he was an area Manufacturing Vice President for Frito-Lay. Mr. Hall is a graduate of the University of Oklahoma with a Bachelor of Science degree in Chemical Engineering.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's Common Stock is traded on the American Stock Exchange ("AMEX") under the symbol "SLV." The high and low transaction prices for each quarter during fiscal 1995 and fiscal 1996 as traded on the AMEX are set forth below.

                                  Stock Prices
                               -------------------
        FISCAL 1995              High       Low
        ----------------       ---------  --------
        First Quarter...        $4 3/8     $2 1/2
        Second Quarter..        $3 7/8     $2 5/8
        Third Quarter...        $5         $3 5/8
        Fourth Quarter..        $4 7/16    $2 3/4

        FISCAL 1996
        ----------------
        First Quarter...        $3 1/4     $2 1/2
        Second Quarter..        $3 15/16   $3
        Third Quarter...        $3 5/16    $2 3/8
        Fourth Quarter..        $3 1/8     $2 1/4

At March 25, 1997, the Company had 7,538,108 shares of Common Stock outstanding, excluding 26,995 shares held in the Company's treasury, which were held by approximately 966 beneficial owners, represented by 131 shareholders of record.

The Company has never paid cash dividends on its Common Stock. The Company presently intends to retain any earnings for the operation and expansion of the Company's business and does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of dividends will depend upon results of operations, capital requirements, the financial condition of the Company and such other factors as the Board of Directors of the Company may determine. In addition, the Company's revolving credit facility restricts the Company's ability to declare or pay cash dividends under certain circumstances. See Note 6 of the "Notes to Consolidated Financial Statements."

ITEM 6.  SELECTED FINANCIAL DATA

The following table of selected financial data should be read in conjunction with the Financial Statements required by Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7.

                            SELECTED FINANCIAL DATA
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                Year Ended December 31,/(1)/
                                     -------------------------------------------------
                                       1996       1995      1994      1993      1992
                                     ---------  --------  --------  --------  --------
STATEMENT OF OPERATIONS DATA:

Net sales                             $50,414    $41,011   $34,229   $ 7,318   $   928

Gross profit                           15,918     13,354    12,522     2,761       231

Operating loss                         (5,045)    (3,924)   (1,016)     (878)     (724)

Interest and other                      1,614        789     1,190       462       200

Loss from continuing operations        (6,659)    (4,713)   (2,206)   (1,340)     (925)

Loss from discontinued operations        (800)         -         -      (467)     (145)

Loss per share from continuing
   operations                           (1.04)      (.81)     (.78)     (.42)     (.31)

Loss per share from discontinued
   operations                            (.13)         -         -      (.15)     (.05)

                                                        December 31,
                                     -------------------------------------------------
                                       1996       1995      1994      1993      1992
                                     ---------  --------  --------  --------  --------
BALANCE SHEET DATA:

Working capital (deficit)             $(8,096)   $   (34)  $ 2,884   $   357   $(1,302)

Total assets                           37,776     22,637    20,766    11,659     1,316

Long-term debt                         13,442      8,294     4,552     8,334       200

Shareholders' equity (deficit)          1,140      5,218     9,777    (1,708)     (949)

(1) Beginning shortly after inception, the Company consummated a series of acquisitions which affect the comparability between the historical net sales, gross profit, total assets and long-term debt for all years shown above. See Note 2 of Notes to the Company's Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the information set forth under "Selected Financial Data" and the Company's Consolidated Financial Statements and notes thereto.

The following table presents, as a percentage of net sales, certain selected financial data for the Company for the years indicated:

                                                            FOR THE YEARS ENDED
                                                                DECEMBER 31,
                                                           ---------------------
                                                             1996   1995  1994
                                                             ----   ----  ----

     Net sales                                               100%   100%  100%
     Gross profit                                             32     33    37
     General and administrative                               16     18    14
     Selling and marketing                                    21     22    23
     Unusual charges                                           1      -     -
     Depreciation and amortization of goodwill
      and other intangibles                                    3      3     2
     Interest and other                                        3      2     3
     Loss from continuing operations                         (13)   (11)   (6)
     Loss from discontinued operations                        (2)     -     -
     Net loss                                                (15)   (11)   (6)


RESULTS OF OPERATIONS

The continuing operations information excludes the results from operations of the Company's non-snack tray direct store delivery business located in southern California. The Company began a direct store delivery business to accommodate the distribution for certain of its specialty baked goods in the southern California area in January 1996. No income tax benefit has been recognized in connection with this discontinued operation due to the Company's net operating loss carry forward position.

FISCAL 1996 COMPARED TO FISCAL 1995

Net Sales. Total sales for 1996 increased by $9,403,000 to $50,414,000, an increase of 23%. Sales in the specialty baked goods segment increased by $3,721,000, a 16% increase over 1995, whereas sales in the snack tray segment increased by $5,682,000, an increase of 32%. Sales from businesses acquired accounted for $2,133,000 of the increase in the specialty baked goods segment and $267,000 of the increase in the snack tray segment. The Company acquired certain assets of The MarveLoaf Corp. in January 1996, certain assets of The Bagel Place, Inc. in August 1996, and one snack tray operation in January 1996. Sales from the specialty baked goods segment were higher primarily because the Company's biscotti product sales increased 77% over the 1995 level (an increase of $5,600,000), and sales from the bagel/bagel bar products increased by 54% (an increase of $2,370,000). These increases were partially offset by a decrease in sales from the Company's snack product line of $4,594,000. Sales from the crispy marshmallow square treat decreased over the prior year as other competitors entered the market place and the Company lost market share of its product. The remaining increase in total sales was due to internal growth primarily in the snack tray segment where the number of accounts increased by 11% over 1995.

Gross Profit. Gross profit increased from $13,354,000 to $15,918,000, an increase of 19%, but decreased as a percentage of net sales from 33% to 32%. The decrease in gross profit as a percentage of net sales was due primarily to lower gross margins from the snack tray segment where gross margins decreased from 43% to 41%. This was a result of price increases from the Company's primary suppliers in the cost of product purchased and sold through its snack tray operations. Gross margins also declined in the specialty baked goods segment from 25% to 23% due to a number of factors, including higher than anticipated manufacturing costs during the fourth quarter as the Company consolidated its Hayward and Carpenteria, California plants and its Orlando, Florida plant into both the Tulsa, Oklahoma and the Santa Ana, California manufacturing facilities. This consolidation resulted in the elimination of certain products, adjustments to the carrying values for certain inventory items, lower margins during the start-up stages of these two new plants and other expenses, some of which management believes are non-recurring in nature but these are included in cost of goods sold.

General and Administrative. General and administrative expenses increased by $578,000 to $7,876,000 but decreased as a percentage of net sales from 18% to 16%. This decrease as a percentage of net sales occurred in both the specialty baked goods segment, where the Company centralized certain general and administrative functions with the plant consolidation program discussed above and in the snack tray segment, where these expenses decreased as a percentage of net sales from 18% to 15%. This decrease in the snack tray segment was due primarily to higher sales volumes as discussed above without the addition of incremental general and administrative costs. Corporate overhead expenses increased as the Company consolidated certain functions from the closed plants into the corporate office and as the Company provided for a reserve against receivables related to the sale of the gift and gourmet division of $500,000.

Sales and Marketing. Sales and marketing expenses increased by $1,874,000 or 21% and decreased slightly as a percentage of net sales from 22% to 21%. The increase was primarily in the snack tray segment where the Company incurred sales and marketing costs associated with expansion of the base snack tray operations, the result of which was an 11% increase the number of snack tray accounts from 65,000 to 72,000 during 1996.

Unusual Charges. As a result of the Company's plant consolidation program in 1996, the Company incurred $636,000 of costs that management believes are non-recurring in nature. These expenses include $344,000 of plant shut-down costs associated with the consolidation program, including severance, rent expense and other costs associated with closing the facilities in the specialty baked goods segment and $292,000 of expenses due to the Company's decision to expense previously capitalized route development costs in the snack tray segment. These expenses represent 1% of net sales in 1996.

Depreciation and Amortization and Goodwill and Other Intangibles. Depreciation and amortization increased from $1,110,000 to $1,705,000, an increase of 54% while remaining at 3% of net sales. Of this increase, $472,000 was in the snack tray segment and relates to amortization of route development costs. The remaining increase was in the food sales segment and relates primarily to the acquisitions and related goodwill discussed above. Other depreciation expenses included in cost of goods sold above were $355,000 in 1996 and $252,000 in 1995.

Interest and Other. Interest expense increased from $789,000 to $1,614,000, an increase of 105%. This increase was primarily due to higher debt outstanding during 1996 as compared to 1995 as the Company's borrowings increased primarily as a result of the acquisition of certain assets of The Bagel Place, Inc., capital expenditures incurred from the start-up of the Tulsa plant and funding for current year operating losses. These acquisitions and capital expenditures increased debt outstanding by approximately $8,000,000.

Loss before Discontinued Operations. Operating losses before discontinued operations increased from 11% to 13% of net sales, an increase of $1,946,000. This change was driven by an increase in depreciation and amortization of goodwill and other intangibles, higher sales and marketing expenses and higher general and administrative expenses as discussed above.

FISCAL 1995 COMPARED TO FISCAL 1994

Net Sales. Total sales for 1995 increased by $6,782,000 to $41,011,000, an increase of 20%. Sales in the specialty baked goods segment increased by $4,936,000, a 27% increase over 1994, whereas sales in the snack tray segment increased by $1,846,000, an increase of 12%. Sales from businesses acquired accounted for $6,091,000 of this increase, including $2,983,000 in the specialty baked goods segment from the acquisition of two manufacturing companies in the third quarter of 1994 (The New York Bagel Factory acquired in August 1994 and Mom's Best acquired in August 1994) and $3,108,000 from the acquisition of twelve snack tray companies during 1995. The remaining increase in the specialty baked goods segment was due to higher sales from the Company's biscotti product lines which increased by 38% over 1994, but was offset by lower sales from the gift and gourmet product lines.

Gross Profit. Gross profit increased from $12,522,000 to $13,354,000, an increase of 7%, but decreased as a percentage of net sales from 37% to 33%. The decrease in gross profit as a percentage of net sales was due to a number of factors, including higher than anticipated manufacturing costs, lower margins during the fourth quarter on the Company's mail order business which resulted from higher ingredients costs and higher than expected freight costs, the discontinuance of certain product lines in the specialty baked goods segment, underutilized plant facilities, and the implementation of a new cost accounting system which, together with other factors resulted in adjustments to the carrying value of inventories. In addition, cost of goods sold include depreciation expense of $193,000 and $54,000 in 1995 and 1994, respectively. To address manufacturing efficiency issues, management announced plans to consolidate the majority of its manufacturing facilities into one production plant during 1996.

The snack tray business had an increase in gross profit of $717,000 or 10%. This increase was due to the twelve businesses acquired during 1995, but was offset by lower gross profit on the previously existing snack tray operations.

General and Administrative. General and administrative expenses increased by $2,359,000 to $7,297,000 and increased as a percentage of net sales from 14% to 18%. Of this increase, approximately $400,000 was due to the two manufacturing companies acquired in the specialty baked goods segment and $200,000 was due to the twelve companies that were acquired during 1995 in the snack tray segment. The remaining increase was due to higher corporate overhead as it has taken the Company longer than expected to integrate the twenty-two acquisitions made over the previous eighteen months.

Sales and Marketing. Sales and marketing expenses increased by $878,000 or 11% and decreased as a percentage of net sales from 23% to 22%. A portion of the increase was due to the two manufacturing companies acquired during the third quarter of 1994 in the specialty baked goods segment and the twelve businesses acquired in the snack tray segment in 1995. The decrease in selling and marketing expenses as a percentage of net sales was due to the Company's continuing efforts to centralize its selling and marketing functions within the specialty baked goods segment.

Amortization and Goodwill and Other Intangibles. Amortization of goodwill and other intangibles increased from $475,000 to $870,000, an increase of 83% while increasing as a percentage of net sales from 1% to 2%. This increase was due to full year amortization of intangibles for the two manufacturing companies acquired in the third quarter of 1994 and the twelve snack tray companies acquired during 1995.

Operating Loss. Operating losses increased from 3% to 10% of net sales, an increase of $2,908,000. The increase was primarily driven by an increase in general and administrative expenses of 4% of net sales over the same period as discussed above.

Interest and Other. Interest expense decreased from $1,207,000 to $787,000, a decrease of 35%. This was due to the non-recurrence of the one time write-off of the unamortized balance of deferred financing charges related to certain debt retired from the proceeds of the initial public offering which occurred in August 1994 and lower debt outstanding as a result of the use of a portion of the proceeds from the IPO.

Net Loss. The Company's net loss increased from $2,206,000 to $4,713,000, an increase of $2,507,000 as a result of the changes discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations was $4,749,000 for the year ended December 31, 1996, compared with $2,360,000 in the prior year. Net cash used in investing activities was $8,116,000 as the Company acquired three businesses in 1996. Net cash generated from financing activities in 1996 was $12,901,000.

The Company's principal credit facility is a $7,000,000 revolving credit agreement with a bank, of which the full amount had been drawn as of December 31, 1996. Borrowings under this facility are based upon a borrowing base which is defined as 80% of eligible accounts receivable and 50% of eligible inventories. This credit facility extends for a period of three years to April 1998, with interest at prime (defined as the Wall Street Journal-Southwest Edition prime rate, 8 1/4% at December 31, 1996). Borrowings under this facility are guaranteed by the Company's Chairman of the Board and his spouse. There are no material long-term commitments associated with the Company's capital expenditure plans. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant.

In addition to the revolving credit facility, the Company has a $5,000,000 term note from the same bank. At December 31, 1996, $5,000,000 was outstanding and interest is at prime. Repayment of this term note begins in April 1997, with the final payment being due in June 2000. This note is also guaranteed by the Company's Chairman and his spouse.

At December 31, 1996, the Company's borrowings on its revolving credit facility exceeded the borrowing base of eligible accounts receivable and inventories by approximately $500,000. As a result, the Company is in violation of the loan agreement with the bank. The Company is reviewing alternatives with other financial institutions which would increase the revolving credit line from $7,000,000 to $10,000,000. In addition, the Company is seeking additional capital from the placement of subordinated debentures in the amount of $5,000,000 which would be used to both reduce amounts outstanding from accounts payable and to reduce the amounts borrowed from the revolving credit line. Therefore, the $7,000,000 currently outstanding on the revolving credit line is classified as current in the financial statements as of December 31, 1996. In the event that this financing transaction does not close by May 31, 1997, the Company's Chairman has agreed to pledge certain of his personal assets as collateral for the Company's existing credit facilities with the bank. In addition to the immediate funding needs of the Company, the Company's Chairman has agreed to fund any capital requirements and fund any cashflows necessary to meet 1997 estimated expenditures. At December 31, 1996, the Company had borrowed $8,927,000 from the Company's Chairman (see Note 6).

Subsequent to year-end the Company placed $2,600,000 of debentures ($1,100,000 due December 1998 and $1,500,000 due January 1999 with an interest rate of 8%) pursuant to Regulation S of the Securities Act of 1933, as amended. These debentures can be converted at any time after a holding period of 45 days at the lower of (a) 70% of the closing price of the common stock for the day immediately preceding the conversion date (in the case of the $1,500,000 debentures, it is the average closing bid price for the preceding five days before conversion) or (b) 70% of the average of the closing prices of the common stock for the five business days immediately preceding the date of subscription by the purchaser (in the case of the $1,500,000 debentures it is $3.25 per share). These funds were used for working capital purposes and the repayment of a $200,000 note payable. $645,000 of these debentures have been converted by the holders through March 20, 1997. The Company's Chairman has also converted $750,000 of debentures which had been purchased in a separate offering which was made pursuant to Regulation D. The combined weighted average conversion price of these debentures was $3.25 per share. These debentures were converted under the terms of the debenture agreements and the 401,053 common shares have been issued or will shortly be issued by the Company's transfer agent.

While the Company has experienced losses since its inception in 1990, such losses in the earlier years were due to the low volume of annual revenues consistent with the start-up nature of the Company's business. In addition, the Company has made numerous acquisitions and divestitures in the past three years and, in 1996, consolidated major portions of those acquisitions in order to attain economies of scale and the attendant cost savings associated therewith.

These start up costs, acquisitions and consolidations have required substantial capital and, combined with operating losses of over $16 million in 1993-1996, have left the Company in a highly leveraged financial position as of December 31, 1996, and subsequent thereto. However, management believes that: (1) operations, as currently structured, will produce positive cash flow in 1997 and
(2) the financial support of the major stockholder and the debt guarantee of such stockholder will continue to be available to the Company in 1997 and, as a result, financing will continue to be available.

INFLATION

The Company's business operations are subject to inflationary pressures. There can be no assurance that the Company will be able to increase prices in the event of increased labor and material costs.

FORWARD LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-K include certain statements that may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements in this Form 10-K, other than statement of historical facts, that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future are forward-looking statements. Although the Company believes the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, such statements are not guarantees of future performance and actual results or developments may differ materially from those in the forward-looking statements. Forward-looking statements involve risks and uncertainties including, but not limited to, general economic trends, continued acceptance of the Company's products in the marketplace, competitive factors, manufacturing and raw material costs, the Company's dependence upon third-party suppliers, and other risks detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data are set forth herein commencing on page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item with respect to the Company's directors is incorporated by reference from the sections of the Company's definitive Proxy Statements for its 1997 Annual Meeting of Shareholders (the "Proxy Statement") entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance." The information required by this Item with respect to the Company's executive officers appears at Item 4A of Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the section of the Proxy Statement entitled "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference from the section of the Proxy Statement entitled "Principal Stockholders and Security Ownership of Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from the section of the Proxy Statement entitled "Certain Transactions."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1)  Financial Statements:

     The Financial Statements listed in the accompanying Index to Financial Statements are filed as a part of this Form 10-K.

     (2)  Financial Statement Schedules:

     All schedules are omitted as inapplicable or because the required information is contained in the financial statements or included in the footnotes thereto.

     (3)  Exhibits:

     The following documents are included as exhibits to this Form 10-K. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

EXHIBIT NO.
-----------

     2.1 Asset Purchase Agreement dated July 25, 1996, between the Company and The Bagel Place, Inc. (filed as Exhibit 2.1 to the Company's Form 8-K filed August 22, 1996).

     3.1 Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 Registration No. 33-79736 (the "S-1 Registration Statement")).

     3.2 Certificate of Amendment of Certificate of Incorporation of the Company filed June 17, 1992 (filed as Exhibit 3.2 to the S-1 Registration Statement).

     3.3 Certificate of Amendment of Certificate of Incorporation of the Company filed August 4, 1993 (filed as Exhibit 3.3 to the S-1 Registration Statement).

     3.4 Certificate of Amendment of Certificate of Incorporation of the Company filed June 2, 1994 (filed as Exhibit 3.6 to the S-1 Registration Statement).

     3.5 Bylaws of the Company (filed as Exhibit 3.7 to the S-1 Registration Statement).

     4.1  Form of Offshore Securities Subscription Agreement (filed as Exhibit
          4.1 to the Company's Form 10-Q for the quarterly period ended September 30, 1996).

     4.2  Form 8.0% Convertible Debenture due November 15, 1997 (filed as
          Exhibit 4.2 to the Company's Form 10-Q for the quarterly period ended September 30, 1996).

     4.3 Form of Note Purchase Agreement (filed as Exhibit 4.3 to the Company's Form 10-Q for the quarterly period ended September 30, 1996).

     4.4  Form of Offshore Securities Subscription Agreement (filed as Exhibit
          4.1 to the Company's Form 8-K filed January 17, 1997).

     4.5  Form of Convertible Debenture due December 31, 1998 (filed as Exhibit
          4.2 to the Company's Form 8-K filed January 17, 1997).

     4.6  Form of Regulation S Securities Subscription Agreement (filed as
          Exhibit 4.1 to the Company's Form 8-K filed February 18, 1997).

     4.7  Form of 8% Convertible Debenture due January 31, 1999 (filed as
          Exhibit 4.2 to the Company's Form 8-K filed February 18, 1997).

     4.8 Form of Common Stock Purchase Warrant (filed as Exhibit 4.3 to the Company's Form 8-K filed February 18, 1997).

     4.9 Form of Registration Rights Agreement (filed as Exhibit 4.4 to the Company's Form 8-K filed February 18, 1997).

     10.1 Industrial Real Estate Lease dated January 16, 1992, between the Company and Acquiport Two Corporation, as amended (filed as Exhibit
          10.8 to the S-1 Registration Statement).

     10.2 Master Vehicle Lease Agreement dated November 24, 1993, between Timmer Leasing Company and Honor Snack, Inc. (filed as Exhibit 10.9 to the S-1 Registration Statement).

     10.3 Open-Ended Master Lease Agreement dated February 20, 1991, between Figgie Leasing Corporation and Honor Snack, Inc. (as assignee of Nationwide Gourmets, Inc.) (filed as Exhibit 10.10 to the S-1 Registration Statement).

     10.4 Agreement dated July 16, 1993, between the Company and Le Groupe La Cantinere, Inc. (filed as Exhibit 10.11 to the S-1 Registration Statement).

     10.5 Form of Warrant issued as of May 4, 1993, to Leslie M. Hannafey (filed as Exhibit 10.12 to the S-1 Registration Statement).

     10.6 Form of Warrant issued to Regent Private Capital Corp. in 1993 in connection with certain short-term financing (filed as Exhibit 10.13 to the S-1 Registration Statement).

     10.7 Common Stock Purchase Warrants dated June 2, 1994, issued to: (I) ML Oklahoma Venture Partners, Limited Partnership, for 12,121 shares,
            (ii) Lawrence D. Field for 42,424 shares, and (iii) Gerald E. Milton for 6,061 shares (filed as Exhibit 10.14 to the S-1 Registration Statement).

     10.8 Form of Warrant Issued to Commonwealth Associates in connection with the initial public offering of the Company's common stock (filed as Exhibit 10.15 to the S-1 Registration Statement).

     10.9* Employment Agreement dated December 31, 1993, between the Company and Steve Sirianni (filed as Exhibit 10.19 to the S-1 Registration Statement).

     10.10 Employment Agreement dated December 31, 1993, between the Company and Tim Soldati (filed as Exhibit 10.20 to the S-1 Registration Statement).

     10.11 Employment Agreement dated December 31, 1993, between the Company and Rich Martin (filed as Exhibit 10.21 to the S-1 Registration Statement).

     10.12 Loan Agreement dated April 11, 1995, between the Company and Liberty Bank and Trust Company of Tulsa, National Association (filed as
            Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended March 31, 1995).

     10.13 Security Agreement dated April 11, 1995, from the Company to Liberty Bank and Trust Company of Tulsa, National Association (filed as
            Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended March 31, 1995.

     10.14 Revolving Note dated April 11, 1995, in the original principal amount of $5,000,000 payable to Liberty Bank and Trust Company of Tulsa, National Association (filed as Exhibit 10.3 to the Company's Form 10-Q for the quarterly period ended March 31, 1995).

     10.15 Term Note dated April 11, 1995, in the original principal amount of $5,000,000 payable to Liberty Bank and Trust Company of Tulsa, National Association (filed as Exhibit 10.4 to the Company's Form 10-Q for the quarterly period ended March 31, 1995).

     10.16 Third Amendment to Loan Agreement dated September 13, 1996, among the Company, Silverado Marketing Services, Inc., Texas B&B, Inc., Lawrence D. Field, Cynthia Field and Liberty Bank and Trust Company of Tulsa, National Association (filed as Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended September 30,
            1996).

     10.17 Form of Indemnification Agreement between the Company and each officer and director of the Company (filed as Exhibit 10.27 to the S-1 Registration Statement).

     10.18* Stock Option Agreement dated as of June 2, 1994, in favor of David
            A. Hentschel for 3,000 shares (filed as Exhibit 10.29 to the S-1 Registration Statement).

     10.19 Amended and Restated Registration Rights Agreement dated August 18, 1993, and Amendment to Amended and Restated Registration Rights Agreement dated December 20, 1993 (filed as Exhibit 10.30 to the S-1 Registration Statement).

     10.20* Silverado Foods, Inc. 1994 Stock Option Plan (filed as Exhibit 10.31 to the S-1 Registration).

     10.21* Amendment Number 1 to Silverado Foods, Inc. 1994 Stock Option Plan
            (filed as Exhibit A to the Company's Proxy Statement for Annual Meeting of Shareholders held May 12, 1995).

     10.22 Lease Agreement dated July 20, 1992, between Richard S. Cohen and Jenny W. Williams, as landlord, and Mom's Best Cookies, Inc. as tenant (filed as Exhibit 10.34 to the Company's Form 10-K for the fiscal year ended December 31, 1994).

     10.23 Standard Industrial/Commercial Single-tenant Lease dated July 31, 1991, between the Katherine Shaw Wallace and Revett B. Wallace Trust, as lessor, and The New York Bagel Factory of Santa Barbara, as lessee (filed as Exhibit 10.35 to the Company's Form 10-K for the fiscal year ended December 31, 1994).

     10.24 Lease Agreement dated November 3, 1995, between DCA Grantor Trust, as lessor, and The Company, as lessee (filed as Exhibit 10.32 to the Company's Form 10-K for the fiscal year ended December 31, 1995).

     10.25* Silverado Foods, Inc. 401(k) Plan (filed as Exhibit 4(f)) to the
            Company's Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on December 8, 1995).

     10.26 Royalty Termination Agreement dated November 8, 1996, among the Company, Nonni's Inc., Steve Sirianni, Tim Soldati and Rich Martin (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended September 30, 1996).

     10.27* Employment Agreement dated December 6, 1996, between the Company and
            Michael W. Knapik

     21. Subsidiaries of the Company. (filed as Exhibit 21 to the Company's Form 10-K for the fiscal year ended December 31, 1995).

     23.    Consent of Arthur Andersen LLP.

     27.    Financial Data Schedule.

               * Management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K.

     Form 8-K/A1 was filed October 21, 1996, in order to file the financial statements required by Item 7 with respect to the Company's acquisition of certain assets from The Bagel Place, Inc., which acquisition was reported on the Company's Form 8-K filed August 22, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SILVERADO FOODS, INC.



Date:  April 9, 1997                By:/s/ Lawrence D. Field
                                       ---------------------
                                      Lawrence D. Field
                                      Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

NAME                      TITLE                                       DATE
----                      -----                                       ----
/s/ Lawrence D. Field     Director and Chairman of the Board          April 9, 1997
------------------------
Lawrence D. Field

/s/ Timothy G. Bruer      President and Chief Executive Officer       April 9, 1997
------------------------
Timothy G. Bruer

/s/ James H. Bankard      Director                                    April 9, 1997
------------------------
James H. Bankard

/s/ Milton D. McKenzie    Director                                    April 9, 1997
------------------------
Milton D. McKenzie

/s/ Gerald E. Milton      Director                                    April 9, 1997
------------------------
Gerald E. Milton

/s/ Sam L. Susser         Director                                    April 9, 1997
------------------------
Sam L. Susser

/s/ James K. Tolbert      Director                                    April 9, 1997
------------------------
James K. Tolbert

/s/ Dorvin D. Lively      Vice President, Chief Financial Officer     April 9, 1997
------------------------  and Secretary  (Principal Financial
Dorvin D. Lively          Officer and Principal Accounting Officer)

                         INDEX TO FINANCIAL STATEMENTS


SILVERADO FOODS, INC. AND SUBSIDIARIES

     Report of independent public accountants                           F-2

     Consolidated balance sheets as of December 31, 1996 and 1995       F-3

     Consolidated statements of operations for the years ended
     December 31, 1996, 1995 and 1994                                   F-4

     Consolidated statements of shareholders' equity for the years
     ended December 31, 1996, 1995 and 1994                             F-5

     Consolidated statements of cash flows for the years ended
     December 31, 1996, 1995 and 1994                                   F-6

     Notes to consolidated financial statements                         F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and
Shareholders of Silverado Foods, Inc.:

We have audited the accompanying consolidated balance sheets of Silverado Foods, Inc. (an Oklahoma corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Silverado Foods, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.


                                               ARTHUR ANDERSEN LLP


Tulsa, Oklahoma
March 27, 1997

                    SILVERADO FOODS, INC. AND SUBSIDIARIES
                    --------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------


                                                                                 DECEMBER 31,
                                                                         ---------------------------
                                                                             1996           1995
                                                                             ----           ----
                ASSETS
                ------

CURRENT ASSETS:
     Cash                                                                $    164,118   $    128,401
     Accounts receivable, net of allowance of $676,495 and $55,502
      doubtful accounts in 1996 and 1995, respectively (Notes 5 and 6)      4,605,632      3,173,138
     Inventories, net (Notes 1, 5 and 6)                                    5,974,719      5,005,431
     Prepaid expenses and other                                               543,709        750,077
     Deferred tax assets (Note 7)                                              16,663         16,663
     Nets assets held for sale (Note 4)                                       188,324              -
                                                                         ------------   ------------
      Total current assets                                                 11,493,165      9,073,710
                                                                         ------------   ------------

   NOTE RECEIVABLE (Note 12)                                                1,315,584              -
   PROPERTY, PLANT AND EQUIPMENT, net (Note 5)                             11,829,580      2,716,635
   GOODWILL AND OTHER INTANGIBLES, net (Notes 1 and 5)                     13,137,613     10,846,661
                                                                         ------------   ------------
      Total assets                                                       $ 37,775,942   $ 22,637,006
                                                                         ============   ============


                LIABILITIES AND SHAREHOLDER'S EQUITY
                ------------------------------------

CURRENT LIABILITIES:
     Current maturities of long-term debt (Note 6)                       $  8,637,272   $  1,449,716
     Trade accounts payable                                                 8,338,029      5,916,024
     Accrued liabilities                                                    2,324,039      1,534,760
     Other liabilities                                                        290,311        207,563
                                                                         ------------   ------------
      Total current liabilities                                            19,589,651      9,108,063
                                                                         ------------   ------------

LONG-TERM DEBT, less current maturities (Note 6)                           13,442,197      8,293,992
                                                                         ------------   ------------
DEFERRED TAX LIABILITIES (Note 7)                                              16,663         16,663
                                                                         ------------   ------------
CAPITALIZED LEASE OBLIGATION, less current portion (Note 10)                3,587,632              -
                                                                         ------------   ------------

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS' EQUITY (Note 8)
     Common stock, $.01 par value, 20,000,000 shares authorized                72,583         59,831
     Warrants                                                                  61,563         77,408
     Additional paid-in-capital                                            18,843,454     15,459,850
     Accumulated deficit                                                  (17,773,149)   (10,314,149)
                                                                         ------------   ------------
                                                                            1,204,451      5,282,940
      Less treasury stock                                                     (64,652)       (64,652)
                                                                         ------------   ------------
      Total shareholders' equity                                            1,139,799      5,218,288
                                                                         ------------   ------------
       Total liabilities and shareholders' equity                        $ 37,775,942   $ 22,637,006
                                                                         ============   ============



  The accompanying notes are an integral part of these consolidated financial statements.

                    SILVERADO FOODS, INC. AND SUBSIDIARIES
                    --------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------


                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                        -----------------------------------------
                                                           1996           1995           1994
                                                           ----           ----           ----

NET SALES                                               $50,414,100   $ 41,010,993    $34,228,541
COST OF SALES                                            34,496,578     27,656,567     21,706,863
                                                        -----------   ------------    -----------
     Gross Profit                                        15,917,522     13,354,426     12,521,678
                                                        -----------   ------------    -----------

OPERATING EXPENSES:
     General and administrative                           7,875,726      7,297,209      4,937,794
     Selling and marketing                               10,745,896      8,871,974      7,994,256
     Unusual charges (Note 3)                               636,000              -              -
     Depreciation                                           362,417        239,769        130,490
     Amortization of goodwill and other intangibles       1,342,499        869,791        475,091
                                                        -----------   ------------    -----------
                                                         20,962,538     17,278,743     13,537,631
                                                        -----------   ------------    -----------

OPERATING LOSS                                           (5,045,016)    (3,924,317)    (1,015,953)
                                                        -----------   ------------    -----------

OTHER INCOME (EXPENSE):
    Interest                                             (1,541,555)      (787,093)    (1,207,101)
    Other, net                                              (72,429)        (1,601)        16,786
                                                        -----------   ------------    -----------
                                                         (1,613,984)      (788,694)    (1,190,315)
                                                        -----------   ------------    -----------
LOSS FROM CONTINUING OPERATIONS                          (6,659,000)    (4,713,011)    (2,206,268)
                                                        -----------   ------------    -----------

LOSS FROM DISCONTINUED OPERATIONS (Note 4)                 (800,000)             -              -
                                                        -----------   ------------    -----------
NET LOSS                                                 (7,459,000)    (4,713,011)    (2,206,268)
                                                        -----------   ------------    -----------

    Accretion of common stock subject to price
      guarantee or put option                                     -              -        (97,587)
                                                        -----------   ------------    -----------
                                                        $(7,459,000) $ (4,713,011)    $(2,303,855)
                                                        ===========   ============    ===========
PER SHARE AMOUNTS:
   Continuing operations                                     $(1.04)        $(0.81)        $(0.78)
   Discontinued operations                                    (0.13)             -              -
                                                        ------------  ------------    -----------
    NET LOSS                                                 $(1.17)        $(0.81)        $(0.78)
                                                        ============  ============    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                    SILVERADO FOODS, INC. AND SUBSIDIARIES
                    --------------------------------------

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                -----------------------------------------------

                           Series B Preferred Stock  Series C Preferred Stock     Common Stock           Treasury Stock
                           ------------------------  ------------------------   -----------------      ------------------
                               Shares      Amount      Shares        Amount     Shares     Amount      Shares      Amount
                               ------      ------      ------        ------     ------     ------      ------      ------
Balance, December 31, 1993     179,385    $ 1,794      330,457      $ 3,305     886,652    $ 8,867           -     $      -
   Accretion of common
    stock subject to
    price guarantee or
    put option                      -           -            -            -           -          -           -            -
   Conversion of Series
    B to common stock        (179,385)     (1,794)           -            -     450,000      4,500           -            -
   Conversion of Series
    C to common stock               -           -     (330,457)      (3,305)    743,528      7,435           -
   Issuance of warrants             -           -            -            -           -          -           -            -
   Issuance of common
    stock in connection
    with acquisition                -           -            -            -      33,750        338           -            -
   Purchase of treasury
    stock                           -           -            -            -           -          -     (26,995)     (64,652)
   Issuance of common
    stock in public
    offering                         -          -            -            -   2,300,000     23,000           -            -
   Conversion of debt                -          -            -            -   1,181,250     11,813           -            -
   Reclass common stock
    subject to price
    guarantee or put
    option                           -          -            -            -     157,500      1,575           -            -
   Net loss                          -          -            -            -           -          -           -            -
                              --------    -------     --------     --------   ---------    -------     -------     --------
Balance, December 31, 1994           -          -            -            -   5,752,680     57,528     (26,995)     (64,652)
   Conversion of warrants            -          -            -            -     162,829      1,628           -            -
   Exercise of common
    stock options                    -          -            -            -      67,500        675           -            -
   Net loss                          -          -            -            -           -          -           -            -
                              --------    -------     --------     --------   ---------    -------     -------     --------
Balance, December 31, 1995           -          -            -            -   5,983,009     59,831     (26,995)     (64,652)
   Accretion of common
    stock subject to
    price guarantee                  -          -            -            -           -          -           -            -
   Exercise of warrants              -          -            -            -      35,651        356           -            -
   Issuance of common
    stock in connection
    with acquisition                 -          -            -            -     200,000      2,000           -            -
   Issuance of common
    stock in connection
    with settlement of
    royalty agreement                -          -            -            -     700,000      7,000           -            -

   Issuance of common
    stock in connection
    with debenture
    conversion                       -          -            -            -     187,012      1,870           -            -
   Exercise of common
    stock options                    -          -            -            -      90,000        900           -            -
   Issuance of common
    stock                            -          -            -            -      62,571        626           -            -
   Net loss                          -          -            -            -           -         -            -            -
                              --------    -------     --------     --------   ---------    -------     -------     --------
Balance, December 31, 1996           -    $     -            -     $      -   7,258,243    $72,583     (26,995)    $(64,652)
                              ========    =======     ========     ========   =========    =======     =======     ========

                                                    Additional
                                                      Paid-in
                                    Warrants          Capital         Deficit            Total
                                    --------       ------------     -----------       -----------
Balance, December 31, 1993          $119,225       $ 1,445,715      $(3,297,283)      $(1,708,377)
   Accretion of common
    stock subject to
    price guarantee or
    put option                             -                 -          (97,587)          (97,587)
   Conversion of Series
    B to common stock                      -            (2,706)               -                 -
   Conversion of Series
    C to common stock                      -            (4,130)               -                 -
   Issuance of warrants               30,303                 -                -            30,303
   Issuance of common
    stock in connection
    with acquisition                       -           147,319                -           147,657
   Purchase of treasury
    stock                                  -                 -                -           (64,652)
   Issuance of common
    stock in public
    offering                               -        12,882,722                -        12,905,722
   Conversion of debt                      -           473,299                -           485,112
   Reclass common stock
    subject to price
    guarantee or put
    option                                 -           283,344                -           284,919
   Net loss                                -                 -       (2,206,268)       (2,206,268)
                                     -------       -----------     ------------       -----------
Balance, December 31, 1994           149,528        15,235,563       (5,601,138)        9,776,829
   Conversion of warrants            (72,120)          142,612                -            72,120
   Exercise of common
    stock options                          -            81,675                -            82,350
   Net loss                                -                 -       (4,713,011)       (4,713,011)
                                     -------       -----------     ------------       -----------
Balance, December 31, 1995            77,408        15,459,850      (10,314,149)        5,218,288
   Accretion of common
    stock subject to
    price guarantee                        -          (131,250)               -          (131,250)
   Exercise of warrants              (15,845)           31,334                -            15,845
   Issuance of common
    stock in connection
    with acquisition                       -           598,000                -           600,000
   Issuance of common
    stock in connection
    with settlement of
    royalty agreement                      -         1,993,000                -         2,000,000
   Issuance of common
    stock in connection
    with debenture
    conversion                             -           605,919                -           607,789
   Exercise of common
    stock options                          -           108,900                -           109,800
   Issuance of common
    stock                                  -           177,701                -           178,327
   Net loss                                -                 -       (7,459,000)       (7,459,000)
                                     -------       -----------     ------------       -----------
Balance, December 31, 1996           $61,563       $18,843,454     $(17,773,149)      $ 1,139,799
                                     =======       ===========     ============       ===========

                 The accompanying notes are an integral part
                  of these consolidated financial statements.

                     SILVERADO FOODS, INC. AND SUBSIDIARIES
                     --------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------


                                                                                    For the year ended December 31,
                                                                             -------------------------------------------
                                                                                 1996           1995           1994
                                                                                 ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                    $(7,459,000)  $(4,713,011)    $(2,206,268)

Adjustments to reconcile net loss to cash used in operating activities
  Depreciation and amortization                                                 2,139,414     1,362,379       1,212,064
  Loss on sale of assets                                                                -             -          13,036
  Change in assets and liabilities, net of effect of
   acquisitions
    (Increase) decrease in accounts receivable                                 (2,431,908)      626,109      (1,802,268)
    Increase in inventory                                                        (356,735)     (603,780)       (966,295)
    (Increase) decrease in prepaid expenses and other                             238,722      (166,901)       (425,381)
    Increase in accounts payable and accrued liabilities                        3,578,552     1,636,557         678,631
    Increase in intangibles and other                                            (458,110)     (501,229)       (441,081)
                                                                              -----------   -----------     -----------
       Total adjustments                                                        2,709,935     2,353,135      (1,731,294)
                                                                              -----------   -----------     -----------
       Cash used in operating activities                                       (4,749,065)   (2,359,876)     (3,937,562)
                                                                              -----------   -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets                                                          -             -         115,268
  Capita1 expenditures                                                         (3,891,533)     (630,852)       (939,378)
  Payments for acquisitions                                                    (4,224,376)   (2,378,952)     (3,328,631)
                                                                              -----------   -----------     -----------
    Cash used in investing activities                                          (8,115,909)   (3,009,804)     (4,152,741)
                                                                              -----------   -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sales of stock and exercise of options and
   warrants                                                                       128,141       154,470      12,905,722
  Purchase of treasury stock                                                            -             -         (64,652)
  Proceeds from long-term debt                                                 13,743,629     9,308,150       4,493,768
  Principal payments on long-term debt                                           (971,079)   (4,522,749)     (9,075,130)
  Borrowings from notes payable                                                         -             -       1,000,000
  Payments on notes payable                                                             -             -      (1,722,814)
                                                                              -----------   -----------     -----------
    Cash provided by financing activities                                      12,900,691     4,939,871       7,536,894
                                                                              -----------   -----------     -----------

NET INCREASE (DECREASE) IN CASH                                                    35,717      (429,809)       (553,409)
CASH, beginning of period                                                         128,401       558,210       1,111,619
                                                                              -----------   -----------     -----------
CASH, end of period                                                           $   164,118   $   128,401     $   558,210
                                                                              ===========   ===========     ===========
Non-cash financing activities:
   Exercise of warrants for common stock                                      $    15,845   $    72,120     $         -

SUPPLEMENTAL CASH FLOWS INFORMATION:
  Cash paid for-
     Interest                                                                 $   930,230   $   757,922     $   841,604
     Income taxes                                                                       -             -               -



  The accompanying notes are an integral part of these consolidated financial statements.

                    SILVERADO FOODS, INC. AND SUBSIDIARIES
                    --------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------


1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
    -------------------------------------------------------

BUSINESS
--------

Silverado Foods, Inc. (the Company), an Oklahoma corporation, was incorporated on August 15, 1990. The Company manufactures and markets a diversified line of specialty baked goods through multiple distribution channels and operates a retail snack tray business throughout the United States.

PRINCIPLES OF CONSOLIDATION
---------------------------

The consolidated financial statements include the accounts of Silverado Foods, Inc. and its wholly-owned subsidiaries. Acquired businesses are included in results of operations effective with the closing dates of the various acquisitions (see Note 2). All significant intercompany accounts and transactions have been eliminated in consolidation.

INVENTORIES
-----------

Inventories consist primarily of finished goods, ingredients and packaging supplies which are stated at the lower of cost (first-in, first-out basis) or market as follows:

                                                            December 31,
                                                    -------------------------
                                                         1996         1995
                                                         ----         ----

Raw materials                                         $2,348,945   $2,010,577
Finished goods                                         3,709,774    3,023,927
                                                      ----------   ----------
                                                      $6,058,719   $5,034,504
Less - allowance for excess and obsolete inventory       (84,000)     (29,073)
                                                      ----------   ----------
                                                      $5,974,719   $5,005,431
                                                      ==========   ==========

PROPERTY, PLANT AND EQUIPMENT
-----------------------------

Property, plant and equipment are stated at cost. Depreciation on property, plant and equipment is provided using the straight-line method over estimated service lives ranging from three-to-forty years. Maintenance, repairs and betterments, including replacement of minor items of physical properties, are charged to expense. Major additions to physical properties are capitalized.
The cost of the assets retired or sold is credited to the asset accounts and the related accumulated depreciation is charged to the accumulated depreciation accounts. The gain or loss from sale or retirement of property, if any, is included in the consolidated statement of operations.

GOODWILL AND OTHER INTANGIBLES
------------------------------

Goodwill and other intangibles were recorded in conjunction with the acquisitions discussed in Note 2. Amortization is provided using the straight-line method using lives as described in Note 5. The Company annually evaluates all goodwill and other intangibles to determine if the remaining estimated useful life of goodwill and other intangibles may warrant revision or that the remaining balance may not be recoverable. When factors indicate that goodwill or other intangibles should be evaluated for possible impairment, the Company uses an estimate of the related business segment's undiscounted cash flows over the remaining life in measuring whether the asset is recoverable in accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for the Impairment of Long-Lived Assets to be Disposed of."

REVENUE RECOGNITION
-------------------

Revenues are recognized upon shipment of the product or receipt of cash in the case of sales from the Company's retail snack trays.

FEDERAL AND STATE INCOME TAXES
------------------------------

The Company uses the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws in effect or that will be in effect when the differences are expected to reverse.

LOSS PER SHARE
--------------

Loss per share is calculated based on the weighted average number of shares outstanding. The loss per share calculation for 1996, 1995, and 1994 includes the weighted average number of shares outstanding for the respective periods which were 6,384,651, 5,832,896, and 2,943,691.

CASH FLOWS INFORMATION
----------------------

For purposes of the consolidated statements of cash flows, all highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents.

CONCENTRATION OF CREDIT RISK
----------------------------

The Company extends trade credit to various companies in the food sales markets in the normal course of business. Within these markets, certain concentrations of credit risk exist. These concentrations of credit risk may be similarly affected by changes in economic or other conditions and may, accordingly, impact the Company's overall credit risk. However, management believes that consolidated receivables are well diversified, thereby reducing potential credit risk to the Company, and that allowances for doubtful accounts are adequate to absorb estimated future losses.

USE OF ESTIMATES
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS
-----------------

Certain reclassifications to the consolidated financial statements for the year ended December 31, 1995 have been made to conform to the presentation of the December 31, 1996 consolidated financial statements.

2.  ACQUISITIONS:
    ------------

During the three year period ended December 31, 1996, the Company made numerous acquisitions, all of which were accounted for using the purchase method of accounting. The significant acquisitions and their terms are summarized below:

MARVELOAF
---------

On January 5, 1996, the Company acquired certain assets of the MarveLoaf Corporation for approximately $537,000 in cash, 200,000 shares of the Company's common stock and the assumption of approximately $53,000 in liabilities. The Company entered into an employment agreement with the seller for a period of two years for $67,000 per year. Subsequent to December 31, 1996, the Company entered into a letter of intent to sell the acquired assets back to the original owner. No gain or loss was recognized. See Note 14.

YOUR CHOICE SNACKS
------------------

On January 12, 1996, the Company acquired certain assets of Your Choice Snacks, Inc., a snack tray business in Pennsylvania, for a purchase price of $1,000,000, including a note payable of $200,000.

THE BAGEL PLACE
---------------

On August 7, 1996, the Company acquired certain assets of The Bagel Place, Inc. in Santa Ana, California (Bagel Place) for approximately $2,800,000 including the assumption of certain liabilities of approximately $342,000. The assets acquired were previously used in the business of producing bagels and bagel related products. Simultaneous with this acquisition, the Company closed its manufacturing facility in Carpenteria, California and combined its manufacturing operations into the Santa Ana facility. Costs associated with this plant closing are discussed further in Note 3.

NEW YORK BAGEL FACTORY
----------------------

On August 12, 1994, the Company purchased substantially all of the assets of The New York Bagel Factory of Santa Barbara ("New York Bagel Factory"). The consideration for the acquisition consisted of $1,025,000 in cash, a two year promissory note in the amount of $350,000 bearing interest at 9% per annum, the payment of a portion of New York Bagel Factory's debt of approximately $436,000, forgiveness of indebtedness of New York Bagel Factory to the Company in the amount of $75,000 and assumption of certain liabilities of New York Bagel Factory.

MOM'S BEST COOKIES, INC.
------------------------

On August 12, 1994, the Company purchased substantially all of the assets of Mom's Best Cookies, Inc. ("Mom's Best"). The consideration for the acquisition consisted of $500,000 cash, a two year promissory note in the amount of $317,700 bearing interest at 8% per annum, payment of a portion of Mom's Best debt of approximately $170,000 and assumption of certain liabilities of Mom's Best. During 1996, the Company was required to issue 62,571 shares of common stock, as required by the asset purchase agreement, based upon certain sales targets that were achieved during 1996.

NONNI'S
-------

In December 1993, the Company purchased certain assets of Nonni's for a purchase price of approximately $990,000. The Company paid approximately $295,000 in cash, issued $180,000 of notes payable, assumed certain liabilities and issued 78,750 shares of the Company's common stock (including contingent shares issued subsequent to the acquisition date). Approximately $272,000 of the assumed liabilities were paid at the acquisition date.

The Company also entered into a seven year royalty agreement with the sellers which was amended in October 1994 and was terminated in July 1996. The royalty agreement originally provided for a royalty of 6% of gross sales (as defined) and was amended to provide for a 3% royalty increasing to 12% in July 1996 and then to be reduced down to 3% by December 2001. The amended agreement also provided the Company with the option to purchase the royalty obligation for $3,200,000. The termination of this royalty agreement in July 1996 was effected by the Company issuing 700,000 shares of common stock and a contingency which provides for the issuance of an additional 200,000 shares of common stock, if sales of products which were subject to the original royalty exceed $10,000,000 for any twelve month period beginning July 1996 through July 1999. The issuance of the 700,000 shares resulted in the Company recording an additional $2,000,000 of goodwill. In connection with the issuance of these additional shares, the Company guaranteed a market price of $5.71 per share for those shares under certain circumstances. Contingent shares, if issued, are also subject to this guarantee. Such guarantee is payable in cash or stock, at the option of the Company.

Also in connection with the acquisition, the Company entered into a seven year employment agreement with the three selling shareholders. Effective October 1, 1994, this agreement was also amended. The original agreement called for monthly compensation for each employee of the greater of 2.66% of gross sales (as defined) or $2,750. The revised agreement provides for monthly compensation of 1.33% of gross sales (as defined) from the period of October 1, 1994 through October 1, 2006.

SUPPLEMENTARY CASH FLOW INFORMATION
-----------------------------------

The following summarizes the liabilities assumed/issued in connection with all the acquisitions discussed above, net of cash held by the companies acquired, if any.

                                             December 31,
                                 --------------------------------------
                                    1996         1995         1994
                                    ----         ----         ----
Fair value of assets acquired     $4,783,535   $2,266,174   $6,367,000
Cash paid                          4,112,415    2,255,975    3,490,000
                                  ----------   ----------   ----------
Liabilities assumed/issued        $  671,120   $   10,199   $2,877,000
                                  ==========   ==========   ==========

UNAUDITED PRO FORMA INFORMATION
-------------------------------

Unaudited pro forma results of operations for the years ended December 31, 1996 and 1995, give effect to acquisitions as if they had occurred on January 1, of the respective year. The unaudited pro forma information is presented in response to applicable accounting rules relating to acquisition transactions. It is not necessarily indicative of the actual results that would have been achieved had the transactions occurred on the above dates, and is not necessarily indicative of future results.

                                       1996           1995
                                       ----           ----
Net sales                           $57,569,000   $ 52,643,000
Gross profit                         17,875,000     16,747,000
Loss from continuing operations      (8,962,000)   (26,243,000)

3.  UNUSUAL CHARGES:
    ----------------

Operating income for 1996 has been reduced for unusual items of $636,000 comprised of $344,000 related to plant closings and the write off of $292,000 related to route development costs previously capitalized. The plant closing costs relate to the closure of the Company's bakery operations located in Carpenteria and Hayward, California and Orlando, Florida. These bakery operations were consolidated into the Company's plants in Tulsa, Oklahoma and Santa Ana, California.

4.  DISCONTINUED OPERATIONS:
    ------------------------

In December 1996, the Company decided to dispose of its non-snack tray direct store delivery distribution business located in Southern California. The net assets of this business are reflected in the accompanying balance sheet at the estimated fair market value. The Company started this business in January 1996. The consolidated statement of operations for 1996 has been presented to reflect the results of continuing operations. Due to the Company's net operating loss carryforward position, no income tax effect was recognized from this transaction. Since the operations of this business began in 1996, operating results are shown below for 1996 only:

                                                              1996
                                                          -----------
Net sales                                                 $ 3,050,000
Cost of sales                                              (2,211,000)
Selling, general and administrative and other expenses     (1,639,000)
                                                          -----------
     Loss from discontinued operations                    $  (800,000)
                                                          ===========

5.  DETAILS TO CONSOLIDATED BALANCE SHEETS:
    ---------------------------------------

                                   Depreciation
Property, Plant and Equipment         Period            December 31,
-----------------------------      -------------  -------------------------
                                                      1996         1995
                                                      ----         ----
Land and improvements                    -         $    25,000   $   25,000
Building and improvements          5 to 40 years     6,316,320      443,002
Machinery and equipment            5 to 20 years     5,729,586    2,205,982
Office equipment                   3 to 10 years     1,029,944      828,375
                                                   -----------   ----------
                                                    13,100,850    3,502,359
Less - accumulated depreciation                      1,271,270      785,724
                                                   -----------   ----------
                                                   $11,829,580   $2,716,635
                                                   ===========   ==========


Intangibles                                              December 31,
-----------                        Amortization    --------------------------
                                      Period          1996           1995
                                   ------------       ----           ----
Goodwill                              15 years     $14,225,517    $11,165,691
Recipes                               7 years           70,000        119,000
Deferred loan costs                   3 years          148,792         16,988
Trademarks                            7 years          160,876        202,518
Customer data base                    7 years          127,834        127,834
Route development                     3 years                -        216,451
Other                                 3 years          561,790        475,960
                                                   -----------    -----------
                                                    15,294,809     12,324,442
Less - accumulated amortization                      2,157,196      1,477,781
                                                   -----------    -----------
                                                   $13,137,613    $10,846,661
                                                   ===========    ===========



                                                               December 31,
                                                 -----------------------------------------
                                                   1996           1995           1994
                                                   ----           ----           ----
Allowances for accounts receivable:
 Balance, beginning of year                      $   (55,502)   $  (168,820)   $   (69,000)
 Provision for losses on receivables                (660,191)       (97,094)      (136,250)
 Receivables written-off, net of recoveries           39,198        210,412         36,430
                                                 -----------    -----------    -----------
 Balance, end of year                            $  (676,495)   $   (55,502)   $  (168,820)
                                                 ===========    ===========    ===========

Allowances for inventories:
 Balance, beginning of year                      $   (29,073)   $   (11,000)   $   (41,000)
 Provision                                          (202,573)      (244,781)             -
 Inventories written-off                             147,646        226,708         30,000
                                                 -----------    -----------    -----------
 Balance, end of year                            $   (84,000)   $   (29,073)   $   (11,000)
                                                 ===========    ===========    ===========

Accumulated amortization of goodwill and other
 intangibles:
 Balance, beginning of year                      $(1,477,781)   $  (607,113)   $  (189,954)
 Provision                                        (1,058,200)      (870,668)      (619,569)
 Retirements and other                               378,786              -        202,410
                                                 -----------    -----------    -----------
 Balance, end of year                            $(2,157,195)   $(1,477,781)   $  (607,113)
                                                 ===========    ===========    ===========

6.  LONG-TERM DEBT:
    ---------------

In September 1996, the Company amended certain terms of its revolving credit facility with a bank. The amended facility provided for a revolving line of credit of up to $7,000,000 based upon the borrowing base which is defined as 80% of eligible accounts receivable and 50% of eligible inventories ($7,000,000 outstanding at December 31, 1996). The term of this revolver expires in 1998 with interest at prime (defined as the Wall Street Journal-Southwest Edition prime rate, 8 1/4% at December 31, 1996) , payable monthly, with principal due at maturity.

In addition, the credit facility provides for a $5,000,000 acquisition credit line with each funding request subject to review and approval by the lender ($5,000,000 outstanding at December 31, 1996). The term of this acquisition line expires in 2000 with interest at prime (see above) and principal payments fixed to effect a four year payout.

The Company is subject to various covenants associated with the amended facility, such as limitations on payment of dividends, maintenance of certain ratios, the sale of a substantial portion of assets, and on further indebtedness with restrictions of the payment of dividends. Borrowings under the amended facility are guaranteed as to repayment of principal and interest by the Company's Chairman and his spouse.

At December 31, 1996, the Company's borrowings under the revolving credit line exceeded the amounts available based upon the borrowing base for eligible accounts receivable and inventories. The Company is reviewing alternatives with other financial institutions which would increase the revolving credit line from $7,000,000 to $10,000,000. The Company has also raised $2,600,000 for Regulation S Convertible Debentures (see Note 14). In addition, the Company is seeking additional capital from the placement of subordinated debentures in the amount of $5,000,000 which would be used to both reduce amounts outstanding from accounts payable and to reduce the amounts borrowed from the revolving credit line. Therefore, the $7,000,000 currently outstanding on the revolving credit line is classified as current in the financial statements as of December 31, 1996. In the event that the Company is unable to close a financing transaction, the Company's Chairman has agreed to fund any capital and operating requirements in 1997.

Long-term debt consists of the following at December 31:

                                                                               1996         1995
====================================================================================================
10% notes payable to the Company's Chairman, due in 1998.                   $ 5,927,197   $  600,000

9% convertible debenture payable to the Company's Chairman, due
 1999.                                                                        3,000,000            -

Revolving credit agreement for up to $7,000,000, interest at prime,
 payable monthly, due in 1998.                                                7,000,000    4,600,000

Acquisition line of credit, interest at prime, payable in equal monthly
 installments beginning April 1997, through June 2000.                        5,000,000    3,798,002

Promissory notes payable to affiliates, interest at Chase Prime plus
 1%, payable in quarterly principal installments.                                     -      200,000

9% note payable.                                                                      -      350,000

9% note payable in January 1997.                                                200,000            -

9 1/4% note payable to a vendor, due in 1997.                                   370,323            -

9% three year subordinated debentures, convertible into common
 stock at $3.25 per share, due 1999, interest payable quarterly.                550,000            -

Other notes payable.                                                             31,949      195,706
                                                                            -----------   ----------

     Total long-term debt                                                    22,079,469    9,743,708
     Less - current maturities                                                8,637,272    1,449,716
                                                                            -----------   ----------
                                                                            $13,442,197   $8,293,992
                                                                            ===========   ==========

The annual maturities of long-term debt are: 1997 - $8,637,272; 1998 - $10,417,197; 1999 - $2,160,000; 2000 - $865,000.

7.  INCOME TAXES:
    -------------

The Company paid no income taxes and recorded no income tax expense or benefit from its inception through December 31, 1996. Therefore, the effective tax rate is zero in each reporting period versus the 34% federal statutory rate.

Deferred income taxes reflect the net tax effects of (i) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (ii) operating loss and tax credit carry forwards. The effects of significant items comprising the Company's net deferred tax assets are as follows:

                                                      December 31,
                                               --------------------------
                                                   1996          1995
                                               ------------  ------------
Deferred tax liabilities:
     Fixed asset basis differences             $  (176,863)  $  (142,024)
     Intangible asset basis differences            (18,986)      (90,696)
                                               -----------   -----------
          Total deferred tax liabilities          (195,849)     (232,720)

Deferred tax assets:
     Net operating loss carryforwards            5,142,266     2,977,180
     Reserves not currently deductible             429,310       247,987
     Intangible asset basis differences            307,305       231,527
     Other                                           8,040         6,823
                                               -----------   -----------
          Total deferred tax assets              5,886,921     3,463,517
                                               -----------   -----------
Valuation allowance for deferred tax assets     (5,691,072)   (3,230,797)
                                               -----------   -----------
                                                   195,849       232,720
                                               -----------   -----------
          Net deferred tax assets              $         -   $         -
                                               ===========   ===========

Due to its history of losses, management has provided valuation allowances against all of its net deferred tax assets. The net change in the valuation allowance was attributable to current year temporary differences.

At December 31, 1996, the Company had federal net operating loss (NOL) carry forwards of approximately $15,200,000 available to offset future federal taxable income. The utilization of approximately $1,292,000 of the NOL is limited on an annual basis by Section 382 of the Internal Revenue Code. The federal NOL carry forwards begin to expire in 2005. The Company has state NOL carry forwards of varying amounts available to offset future state taxable income which also begin to expire in 2005.

8.  SHAREHOLDERS' EQUITY:
    ---------------------

COMMON STOCK WARRANTS
---------------------

In connection with the Company's initial public offering in 1994, 230,000 warrants were issued to Commonwealth Associates, representative of the underwriters, to purchase common stock at $11.55 per share over a four year period. The Company has issued certain warrants to an independent research firm to produce research reports on the Company in exchange for common stock warrants. Total warrants outstanding were 423,713 and 436,031 at December 31, 1996 and 1995, respectively, and range in exercise price from $0.44 to $11.55 per warrant.

COMMON STOCK OPTIONS
--------------------

In June 1994, the Company established the Silverado Foods, Inc. 1994 Stock Option Plan (the Plan). The Plan provides for the grant of incentive stock options, other forms of statutory stock options and non-statutory stock options to employees of the Company. The total amount of common stock options currently authorized and issued under the Plan as of December 31, 1996 and 1995 were 40,000 and 170,000, respectively. Of this amount, 10,000 are fully vested with the remaining shares to vest over a one year period (1997), if certain targets are met. Subsequent to December 31, 1996, 185,000 shares were granted to certain employees.

The Company has adopted the disclosure-only provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). SFAS No. 123 established financial accounting and reporting standards for stock-based compensation plans and transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Since the effect of SFAS No. 123 is not material, the Company has made no disclosure of pro forma net income and earnings per share as if SFAS No. 123 had been adopted.

PREFERRED STOCK
---------------

At December 31, 1996, 1995 and 1994, the Company had 1,000,000 authorized shares of preferred stock, $0.01 par value. At December 31, 1996 and 1995, there were no shares issued and outstanding.

Pursuant to a preferred stock and debt exchange agreement dated May 4, 1993, and a debt exchange agreement dated May 20, 1993, (i) the holders of the 179,385 outstanding shares of Series A Convertible Participating Preferred Stock exchanged such shares for an equal number of shares of newly created Series B Convertible Preferred Stock and (ii) the holders of certain outstanding indebtedness of the Company consisting of $432,500 in aggregate principal amount of the Company's 10% subordinated debentures and 12% senior subordinated debentures and $476,264 in aggregate principal amount of other notes payable and indebtedness contributed such debt to the capital of the Company in exchange for 330,457 shares of newly created Series C Convertible Preferred Stock.

Additionally, preferred shareholders will participate equally in any dividends declared payable to common shareholders, and preferred shareholders will be entitled to the same voting rights as common shareholders. The preferred stocks were mandatorily convertible into common shares in the event of the closing of a public offering pursuant to an effective registration statement under the Securities Act of 1933 at an aggregate offering price equal to or in excess of $3 million and resulting in the market equity capitalization of the Company equal to or in excess of $9.5 million. Therefore, in 1994, the Series B and Series C preferred shares converted into 450,000 and 743,528 shares of common stock, respectively.

9.  RELATED PARTY TRANSACTIONS:
    ---------------------------

Significant related party transactions of the Company for the three years ended December 31, 1996 are summarized below:

The Company has entered into numerous short-term and long-term financing transactions with the Company's Chairman, with companies principally owned by the Company's Chairman and with a director of the Company. At December 31, 1996, the Company has notes payable to a director for $250,000 and notes payable to the Company's Chairman for $8,927,000. Subsequent to December 31, 1996, $750,000 of the debentures owed to the Company's Chairman were converted in accordance with the terms of the agreement. See Note 14.

Also from time to time, Mr. Field has guaranteed obligations of the Company. Currently, Mr. Field has guaranteed the Company's obligations with respect to certain vehicle lease agreements. Also, Mr. Field and his spouse have guaranteed the Company's two credit facilities with a bank in the amount of $12,000,000, which bears interest at the prime rate published in The Wall Street Journal.

10. COMMITMENTS AND CONTINGENCIES:
    ------------------------------

The Company leases its manufacturing plant located in Tulsa under an agreement which is classified as a capital lease and included in property, plant, and equipment. The lease term is for a period of 10 years and the Company has an option to purchase the facility at the end of year two. Future minimum payments, by year and in the aggregate, under this capital lease and under operating leases consist of the following:

                                          Capital Leases  Operating Leases
                                          --------------  ----------------
1997                                          $  438,978        $1,397,482

1998                                           4,086,610         1,021,730

1999                                              43,154           544,878

2000                                                   -           247,771

2001                                                   -            92,913

Future years                                           -
                                              ----------
Total minimum lease payments                   4,568,742

Amounts representing interest                    542,132
                                              ----------

Present value of net minimum payments          4,026,610

Less current portion                             438,978
                                              ----------
Long term capitalized lease obligation        $3,587,632
                                              ==========

The Company's rental expense for operating leases was $1,201,000, $729,000, and $856,000 for 1996, 1995, and 1994, respectively.

11.  SIGNIFICANT CUSTOMERS:
     ----------------------

During 1996, the Company had sales to two customers, Price Costco and Sam's, representing 19% and 15%, respectively, of net sales. During 1995 and 1994, sales to one customer, Price Costco, was approximately 11% of total net sales.

12.  NOTE RECEIVABLE:
     ----------------

In April 1996, the Company sold its gift and gourmet division in consideration for a note receivable of $1,390,000 which bears interest at 11% and is secured by a security interest in the related tangible and intangible assets. The terms of the note receivable call for interest only for the first two years and principal and interest over the remaining four years. No gain or loss was recognized on this transaction.

13.  BUSINESS SEGMENT INFORMATION:
     -----------------------------

                                                 December 31,
                                  -------------------------------------------
                                      1996           1995           1994
                                      ----           ----           ----
Net Sales:
   Retail Snack Tray               $23,337,100    $17,655,107    $15,808,720
   Specialty Baked Goods            27,077,000     23,355,886     18,419,821
                                   -----------    -----------    -----------
                                   $50,414,100    $41,010,993    $34,228,541
                                   ===========    ===========    ===========

Operating Income (Loss):
   Retail Snack Tray               $(1,688,197)   $  (740,383)   $    (9,139)
   Specialty Baked Goods            (1,464,574)      (659,325)      (779,593)
   Corporate                        (1,892,245)    (2,524,609)      (227,221)
                                   -----------    -----------    -----------
                                   $(5,045,016)   $(3,924,317)   $(1,015,953)
                                   ===========    ===========    ===========

Identifiable Assets:
   Retail Snack Tray               $ 8,534,783    $ 7,393,522    $ 4,877,596
   Specialty Baked Goods            25,907,934     14,833,219     15,682,470
   Corporate                         3,333,225        410,265        206,095
                                   -----------    -----------    -----------
                                   $37,775,942    $22,637,006    $20,766,161
                                   ===========    ===========    ===========

Capital Expenditures:
   Retail Snack Tray               $ 1,296,760    $ 2,328,764    $   427,482
   Specialty Baked Goods             9,844,010        644,741      1,319,773
   Corporate                            45,553        285,160         48,419
                                   -----------    -----------    -----------
                                   $11,186,323    $ 3,258,665    $ 1,795,674
                                   ===========    ===========    ===========

Depreciation and Amortization:
   Retail Snack Tray               $   721,719    $   328,459    $   161,133
   Specialty Baked Goods               948,679        969,004        502,323
   Corporate                           389,850         64,916        184,544
                                   -----------    -----------    -----------
                                   $ 2,060,248    $ 1,362,379    $   848,000
                                   ===========    ===========    ===========

14.  SUBSEQUENT EVENTS:
     ------------------

Subsequent to December 31, 1996, the following events occurred:

Sale of assets - In March 1997, the Company entered into an agreement to sell
--------------
certain assets related to The MarveLoaf, Corp. back to the original owner for approximately $1,050,000 including cash of $50,000 and a note payable to the Company for $1,000,000. The terms of the note are for a period of 10 years with interest and principal payable monthly. This transaction includes both intangible assets (trademarks, etc.), certain fixed assets, certain accounts receivable and certain current liabilities.

Regulation S Convertible Debentures - In January 1997, the Company placed
-----------------------------------
$2,600,000 of Regulation S 8% convertible debentures ($1,100,000 due in one year with an interest rate of 8% and $1,500,000 due in two years with an interest rate of 8%). These debentures can be converted at any time after a holding period of 45 days at the lower of (a) 70% of the closing price of the common stock for the day immediately preceding the conversion date (in the case of the $1,500,000 debentures it is the average closing bid price for the preceding five days before conversion) or (b) 70% of the average of the closing prices of the common stock for the five business days immediately preceding the date of subscription by the purchaser (in the case of the $1,500,000 debentures it is $3.25 per share). These funds were used for working capital purposes and the repayment of a $200,000 note payable. In connection with these convertible debentures, the Chairman of the Company has agreed to convert certain debentures owed him by the Company at an exchange per share in order that the weighted average conversion price will be $3.25 per share.

Of the Regulation S convertible debentures placed by the Company subsequent to December 31, 1996, $645,000 have been converted by the holders through March 20, 1997. The Company's Chairman has also converted $750,000 of debentures. The combined weighted average conversion price of these debentures was $3.25 per share. These debentures were converted under the terms of the debenture agreements and the common shares have been issued or will shortly be issued by the Company's transfer agent.

                               INDEX TO EXHIBITS


The following documents are included as exhibits to this Form 10-K. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

  EXHIBIT
  NUMBER                         DESCRIPTION
  -------                        -----------

    2.1 Asset Purchase Agreement dated July 25, 1996, between the Company and The Bagel Place, Inc. (filed as Exhibit 2.1 to the Company's Form 8-K filed August 22, 1996).

    3.1 Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 Registration No. 33-79736 (the "S-1 Registration Statement")).

    3.2 Certificate of Amendment of Certificate of Incorporation of the Company filed June 17, 1992 (filed as Exhibit 3.2 to the S-1 Registration Statement).

    3.3 Certificate of Amendment of Certificate of Incorporation of the Company filed August 4, 1993 (filed as Exhibit 3.3 to the S-1 Registration Statement).

    3.4 Certificate of Amendment of Certificate of Incorporation of the Company filed June 2, 1994 (filed as Exhibit 3.6 to the S-1 Registration Statement).

    3.5 Bylaws of the Company (filed as Exhibit 3.7 to the S-1 Registration Statement).

    4.1    Form of Offshore Securities Subscription Agreement (filed as Exhibit
           4.1 to the Company's Form 10-Q for the quarterly period ended September 30, 1996).

    4.2    Form of 8.0% Convertible Debenture due November 15, 1997 (filed as
           Exhibit 4.2 to the Company's Form 10-Q for the quarterly period ended September 30, 1996).

    4.3 Form of Note Purchase Agreement (filed as Exhibit 4.3 to the Company's Form 10-Q for the quarterly period ended September 30,
           1996).

    4.4    Form of Offshore Securities Subscription Agreement (filed as Exhibit
           4.1 to the Company's Form 8-K filed January 17, 1997).

    4.5    Form of Convertible Debenture due December 31, 1998 (filed as Exhibit
           4.2 to the Company's Form 8-K filed January 17, 1997).

    4.6    Form of Regulation S Securities Subscription Agreement (filed as
           Exhibit 4.1 to the Company's Form 8-K filed February 18, 1997).

    4.7    Form of 8% Convertible Debenture due January 31, 1999 (filed as
           Exhibit 4.2 to the Company's Form 8-K filed February 18, 1997).

    4.8 Form of Common Stock Purchase Warrant (filed as Exhibit 4.3 to the Company's Form 8-K filed February 18, 1997).

    4.9 Form of Registration Rights Agreement (filed as Exhibit 4.4 to the Company's Form 8-K filed February 18, 1997).

    10.1 Industrial Real Estate Lease dated January 16, 1992, between the Company and Acquiport Two Corporation, as amended (filed as Exhibit
           10.8 to the S-1 Registration Statement).

    10.2 Master Vehicle Lease Agreement dated November 24, 1993, between Timmer Leasing Company and Honor Snack, Inc. (filed as Exhibit 10.9 to the S-1 Registration Statement).

  EXHIBIT
  NUMBER                         DESCRIPTION
  -------                        -----------

    10.3 Open-Ended Master Lease Agreement dated February 20, 1991, between Figgie Leasing Corporation and Honor Snack, Inc. (as assignee of Nationwide Gourmets, Inc.) (filed as Exhibit 10.10 to the S-1 Registration Statement).

    10.4 Agreement dated July 16, 1993, between the Company and Le Groupe La Cantinere, Inc. (filed as Exhibit 10.11 to the S-1 Registration Statement).

    10.5 Form of Warrant issued as of May 4, 1993, to Leslie M. Hannafey (filed as Exhibit 10.12 to the S-1 Registration Statement).

    10.6 Form of Warrant issued to Regent Private Capital Corp. in 1993 in connection with certain short-term financing (filed as Exhibit 10.13 to the S-1 Registration Statement).

    10.7 Common Stock Purchase Warrants dated June 2, 1994, issued to: (I) ML Oklahoma Venture Partners, Limited Partnership, for 12,121 shares,
           (ii) Lawrence D. Field for 42,424 shares, and (iii) Gerald E. Milton for 6,061 shares (filed as Exhibit 10.14 to the S-1 Registration Statement).

    10.8 Form of Warrant Issued to Commonwealth Associates in connection with the initial public offering of the Company's common stock (filed as Exhibit 10.15 to the S-1 Registration Statement).

    10.9* Employment Agreement dated December 31, 1993, between the Company and Steve Sirianni (filed as Exhibit 10.19 to the S-1 Registration Statement).

    10.10 Employment Agreement dated December 31, 1993, between the Company and Tim Soldati (filed as Exhibit 10.20 to the S-1 Registration Statement).

    10.11 Employment Agreement dated December 31, 1993, between the Company and Rich Martin (filed as Exhibit 10.21 to the S-1 Registration Statement).

    10.12 Loan Agreement dated April 11, 1995 between the Company and Liberty Bank and Trust Company of Tulsa, National Association (filed as
           Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended March 31, 1995).

    10.13 Security Agreement dated April 11, 1995, from the Company to Liberty Bank and Trust Company of Tulsa, National Association (filed as
           Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended March 31, 1995.

    10.14 Revolving Note dated April 11, 1995, in the original principal amount of $5,000,000 payable to Liberty Bank and Trust Company of Tulsa, National Association (filed as Exhibit 10.3 to the Company's Form 10-Q for the quarterly period ended March 31, 1995).

    10.15 Term Note dated April 11, 1995, in the original principal amount of $5,000,000 payable to Liberty Bank and Trust Company of Tulsa, National Association (filed as Exhibit 10.4 to the Company's Form 10-Q for the quarterly period ended March 31, 1995).

    10.16 Third Amendment to Loan Agreement dated September 13, 1996, among the Company, Silverado Marketing Services, Inc., Texas B&B, Inc., Lawrence D. Field, Cynthia Field and Liberty Bank and Trust Company of Tulsa, National Association (filed as Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended September 30,
           1996).

    10.17 Form of Indemnification Agreement between the Company and each officer and director of the Company (filed as Exhibit 10.27 to the S-1 Registration Statement).

    10.18* Stock Option Agreement dated as of June 2, 1994, in favor of David A.
           Hentschel for 3,000 shares (filed as Exhibit 10.29 to the S-1 Registration Statement).

  EXHIBIT
  NUMBER                         DESCRIPTION
  -------                        -----------

   10.19 Amended and Restated Registration Rights Agreement dated August 18, 1993, and Amendment to Amended and Restated Registration Rights Agreement dated December 20, 1993 (filed as Exhibit 10.30 to the S-1 Registration Statement).

   10.20* Silverado Foods, Inc. 1994 Stock Option Plan (filed as Exhibit 10.31 to the S-1 Registration).

   10.21* Amendment Number 1 to Silverado Foods, Inc. 1994 Stock Option Plan (filed as Exhibit A to the Company's Proxy Statement for Annual Meeting of Shareholders held May 12, 1995).

   10.22 Lease Agreement dated July 20, 1992, between Richard S. Cohen and Jenny W. Williams, as landlord, and Mom's Best Cookies, Inc. as tenant (filed as Exhibit 10.34 to the Company's Form 10-K for the fiscal year ended December 31, 1994).

   10.23 Standard Industrial/Commercial Single-tenant Lease dated July 31, 1991, between the Katherine Shaw Wallace and Revett B. Wallace Trust, as lessor, and The New York Bagel Factory of Santa Barbara, as lessee (filed as Exhibit 10.35 to the Company's Form 10-K for the fiscal year ended December 31, 1994).

   10.24 Lease Agreement dated November 3, 1995, between DCA Grantor Trust, as lessor, and The Company, as lessee (filed as Exhibit 10.32 to the Company's Form 10-K for the fiscal year ended December 31, 1995).

   10.25* Silverado Foods, Inc. 401(k) Plan (filed as Exhibit 4(f)) to the Company's Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on December 8, 1995).

   10.26 Royalty Termination Agreement dated November 8, 1996, among the Company, Nonni's Inc., Steve Sirianni, Tim Soldati and Rich Martin (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended September 30, 1996).

   10.27* Employment Agreement dated December 6, 1996, between the Company and Michael W. Knapik

   21. Subsidiaries of the Company. (filed as Exhibit 21 to the Company's Form 10-K for the fiscal year ended December 31, 1995).

   23.     Consent of Arthur Andersen LLP.

   27.     Financial Data Schedule.

--------------------
*Management contract or compensatory plan or arrangement.