Form 10-Q
period 1997-03-31
SILVERADO FOODS INC
filed 1997-05-15
CIK 879425

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

    (Mark One)
      [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1997

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

Yes  [ X ]  No  [   ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

               Class                       Outstanding at May 13, 1997
               -----                       ---------------------------
   Common Stock, $.01 Par Value                    7,862,749

                                    PART I



                                   FINANCIAL
                                  INFORMATION

                    SILVERADO FOODS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS



                                                   MARCH 31,       DECEMBER 31,
  ASSETS                                             1997             1996
  ------                                             ----             ----
                                                  (Unaudited)

CURRENT ASSETS:
 Cash                                               608,754          164,118
 Accounts receivable, net                         3,774,051        4,605,632
 Inventories, net                                 5,499,754        5,974,719
 Prepaid expenses and other                         849,813          543,709
 Deferred tax assets                                 16,663           16,663
 Net assets held for disposal                       397,538          188,324
                                                -----------      -----------
   Total current assets                          11,146,573       11,493,165
                                                -----------      -----------

NOTE RECEIVABLE                                   1,270,134        1,315,584

PROPERTY, PLANT AND EQUIPMENT, net               12,073,372       11,829,580
GOODWILL AND OTHER INTANGIBLES, net              13,041,627       13,137,613
                                                -----------      -----------
   Total assets                                  37,531,706       37,775,942
                                                -----------      -----------
  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------

CURRENT LIABILITIES:
 Current maturities of long-term debt             8,756,320        8,637,272
 Trade accounts payable                           7,914,683        8,338,029
 Accrued liabilities                              2,263,946        2,324,039
 Other liabilities                                  320,792          290,311
                                                -----------      -----------
   Total current liabilities                     19,255,741       19,589,651
                                                -----------      -----------

LONG-TERM DEBT, less current maturities          14,589,641       13,442,197
DEFERRED TAX LIABILITIES                             16,663           16,663
OTHER                                             3,588,316        3,587,632

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
 Common stock, $.01 par value, 20,000,000
  shares authorized                                  76,866           72,583
 Treasury stock                                     (64,652)         (64,652)
 Warrants                                            61,563           61,563
 Additional paid-in-capital                      21,384,419       18,843,454
 Accumulated deficit                            (21,376,851)     (17,773,149)
                                                -----------      -----------
   Total shareholders' equity                        81,345        1,139,799
                                                -----------      -----------
     Total liabilities and shareholders'
      equity                                     37,531,706       37,775,942
                                                -----------      -----------


           See notes to unaudited consolidated financial statements.

                    SILVERADO FOODS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)


                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                         ------------------
                                                          1997         1996
                                                          ----         ----
NET SALES                                              11,818,104  $ 10,059,001
COST OF SALES                                           8,383,879     6,558,249
                                                     ------------  ------------
 Gross profit                                           3,434,225     3,500,752
                                                     ------------  ------------

OPERATING EXPENSES:
 General and administrative                             2,012,558     1,856,952
 Selling and marketing                                  2,920,199     2,166,642
 Depreciation                                             128,024        84,136
 Amortization of goodwill and other intangibles           260,284       304,826
                                                     ------------  ------------
                                                        5,321,065     4,412,556
                                                     ------------  ------------

OPERATING LOSS                                         (1,886,840)     (911,804)

OTHER INCOME (EXPENSE):
 Interest                                                (553,313)     (306,476)
 Accretion of debenture discount                       (1,150,000)            -
 Other, net                                               (13,549)      (27,712)
                                                     ------------  ------------
                                                       (1,716,862)     (334,188)
                                                     ------------  ------------

LOSS BEFORE INCOME TAXES                               (3,603,702)   (1,245,992)
PROVISION FOR INCOME TAXES                                      -             -
                                                     ------------  ------------
   NET LOSS FROM CONTINUING OPERATIONS                 (3,603,702)   (1,245,992)

LOSS FROM DISCONTINUED OPERATIONS                               -       (32,000)
                                                     ------------  ------------
   NET LOSS                                            (3,603,702)   (1,277,992)
                                                     ============  ============

LOSS PER COMMON AND
 COMMON EQUIVALENT SHARE FROM CONTINUING OPERATIONS  $      (0.49) $      (0.20)

LOSS FROM DISCONTINUED OPERATIONS                               -  $      (0.01)
                                                     ------------  ------------
LOSS PER SHARE                                              (0.49) $      (0.21)
                                                     ============  ============


           See notes to unaudited consolidated financial statements.

                    SILVERADO FOODS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                  (Unaudited)




                                     COMMON STOCK         TREASURY STOCK
                                  -------------------    -----------------                 ADDITIONAL
                                   NUMBER                 NUMBER                            PAID-IN      ACCUMULATED
                                  OF SHARES    AMOUNT    OF SHARES  AMOUNT     WARRANTS     CAPITAL        DEFICIT         TOTAL
                                  ---------    ------    ---------  ------     --------     -------        -------         -----
BALANCE, DECEMBER 31, 1996        7,258,243   $ 72,583    (26,995) $(64,652)   $ 61,563   $18,843,454   $(17,773,149)  $ 1,139,799
 Issuance of common stock in
  connection with debenture
  conversion                        428,264      4,283          -         -           -       640,717              -       645,000
 Contribution of capital                  -          -          -         -           -       750,248              -       750,248
 Accretion of debenture
  discount                                -          -          -         -           -     1,150,000              -     1,150,000
 Net loss                                 -          -          -         -           -             -     (3,603,702)   (3,603,702)
                                  ---------   --------    -------  --------    --------   -----------   ------------   -----------
                                  7,686,507   $ 76,866    (26,995) $(64,652)   $ 61,563   $21,384,419   $(21,376,851)  $    81,345
                                  =========   ========    =======  ========    ========   ===========   ============   ===========


See notes to unaudited consolidated financial statements.

                    SILVERADO FOODS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                     THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                 ----------------------------
                                                                                     1997            1996
                                                                                 ------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                     $ (3,603,702)    $(1,277,992)
                                                                                 ------------     -----------
Adjustments to reconcile net loss to cash used in operating activities-
    Depreciation and amortization                                                     525,370         457,887
    Accretion of debenture discount                                                 1,150,000               -
    Change in assets and liabilities, net of effect of acquisitions
     Decrease in accounts receivable                                                  831,581         489,349
     (Increase) decrease in inventory                                                 474,965         (71,019)
     (Increase) decrease in prepaid expenses and other                               (306,842)        283,891
     Increase in assets held for disposal                                            (209,214)              -
     Decrease in payables and accrued liabilities                                    (483,439)       (693,092)
     (Increase) decrease in intangibles and other                                      31,902         (89,207)
                                                                                 ------------     -----------
       Total adjustments                                                            2,014,323         377,809
                                                                                 ------------     -----------
       Cash used in operating activities                                           (1,589,379)       (900,183)
                                                                                 ------------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                             (627,726)        (59,220)
    Payments for acquisitions                                                               -      (1,344,152)
                                                                                 ------------     -----------
       Cash provided by financing activities                                         (627,726)     (1,403,372)
                                                                                 ------------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of warrants                                                      -          15,845
    Borrowings from long-term debt                                                  3,263,709       2,535,998
    Payments on notes payable                                                        (601,968)       (300,750)
                                                                                 ------------     -----------
       Cash provided by financing activities                                        2,661,741       2,251,093
                                                                                 ------------     -----------

NET INCREASE (DECREASE) IN CASH                                                       444,636         (52,462)
CASH, beginning of period                                                             164,118         128,401
                                                                                 ------------     -----------
CASH, end of period                                                              $    608,754     $    75,939
                                                                                 ============     ===========

Non-cash Financing Activities:
    Issuance of stock for acquisition                                            $          -     $   600,000
    Issuance of stock for debenture conversion                                        694,293               -
    Addition to paid-in-capital for debenture discount accretion                    1,150,000               -
    Contribution of capital                                                           750,248               -

SUPPLEMENTAL CASH FLOWS INFORMATION:
    Cash paid for-
     Interest                                                                    $    253,718     $   254,822
     Income taxes                                                                           -               -


           See notes to unaudited consolidated financial statements.

                    SILVERADO FOODS, INC. AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.  GENERAL:

The accompanying consolidated financial statements have been prepared by Silverado Foods, Inc. (the "Company") without audit and should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the Company's annual report and Form 10-K as of December 31, 1996. The foregoing financial statements include only normal recurring accruals and all adjustments which the Company considers necessary for a fair presentation.


2.  DETAILS TO CONSOLIDATED BALANCE SHEETS:


Inventories consist primarily of finished goods, ingredients, raw materials, and packaging supplies which are stated at the lower of cost (first-in, first-out basis) or market as follows:



                                    March 31,     December 31,
                                      1997           1996
                                    ---------     ------------
Raw Materials                       $2,188,428     $2,348,945
Finished Goods                       3,405,722      3,709,774
                                    ----------     ----------
                                     5,594,150      6,058,719
Less:  Allowance for excess and
         obsolete inventory            (94,396)       (84,000)
                                    ----------     ----------
                                    $5,499,754     $5,974,719
                                    ==========     ==========


3.  LOSS PER SHARE:

For the three months ended March 31, 1997 and March 31, 1996, the loss per share calculation includes the weighted average number of shares outstanding for the period which were 7,327,740 and 6,105,061 respectively.

In March 1997, Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" was issued. SFAS No. 128 replaces primary earnings per share with basic earnings per share, and diluted earnings per share with fully diluted earnings per share. The earnings per share calculations for the three months ended March 31, 1997 and March 31, 1996 would not change under SFAS No. 128.

4. SUBSEQUENT EVENT


Subsequent to March 31, 1997, the Company entered into a new credit facility with a lender which replaced the $5,000,000 acquisition credit line ($5,000,000 outstanding at March 31, 1997). The new facility provides for borrowings up to $6,000,000. The term of this note is for two years, with interest at 8 1/2%, payable monthly. Principal payments commence in year two based upon a five year amortization with a balloon payment at the end of year two.

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

    The continuing operations information excludes the results from operations of the Company's non-snack tray direct store delivery business located in southern California. The Company began a direct store delivery business to accommodate the distribution for certain of its specialty baked goods in the southern California area in January 1996. No income tax benefit has been recognized in connection with this discontinued operation due to the Company's net operating loss carry forward position. The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto. The following table represents, as a percentage of net sales, certain selected financial data for the Company for the periods indicated:


                                                THREE MONTHS
                                                   ENDED
                                                 MARCH  31,
                                                ------------
                                                1997    1996
                                                ----    ----
Net Sales                                       100%    100%
Gross Profit                                     29      35
General and Administrative                       17      18
Selling and Marketing                            25      22
Depreciation and Amortization of Intangibles      3       4
Operating Loss                                  (16)     (9)
Interest and Other                               15       3
Net Loss                                        (31)    (13)


PERIOD TO PERIOD COMPARISONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996

Net Sales. Consolidated net sales increased 17% from $10,059,000 to $11,818,000. The snack tray segment's net sales were $5,784,000 and accounted for 49% of total consolidated sales for the quarter ending March 31, 1997 compared to 58% or $5,789,000 for the same period of 1996. Sales increased in the specialty baked goods segment and was primarily from the bagel and bagel bar brands which increased 144%. This increase was driven by both revenue increases from wholesale club sales and from revenues due to the acquisition in August 1996 of certain assets of The Bagel Place, Inc. which accounted for $1,217,000 of the increase. Total sales from other brands in the specialty baked goods segment were relatively flat. Biscotti sales increased 39% over the prior year quarter or $660,000. Offsetting this increase was a decline from the snack brands of $692,000.

Gross Profit. Gross profit for the three months ended March 31, 1997 was $3,434,000, a slight decrease over the comparable period of 1996 of $3,501,000. Gross profit as a percentage of net sales decreased to 29% from 35%. Gross profit in the snack tray segment was $2,484,000, an increase of $113,000 and increased as a percentage of net sales from 41% to 43% over the comparable periods. The higher gross margin was a result of actions taken by the Company to offset higher product costs that occurred during the first quarter of 1996 and measures put into place to improve average exchanges from the snack trays by increasing the number of products in the tray and lowering the average unit cost for the product mix. In the specialty baked goods segment, gross profit decreased from $1,072,000 to $950,000, a decrease of 11%. This consisted of an 18% decrease in biscotti gross profit, an 83% increase in bagel bar gross profit, and a decrease in snack brands of 111%. As a percentage of net sales, gross profit decreased from 25% to 16%. This decrease was due to a number of one-time factors including close down costs associated with the Orlando bakery facility in January 1997, and lower gross margins from the biscotti brands at the Tulsa manufacturing facility in February 1997, as the Company started up production of certain products previously produced at its Hayward, California facility. In addition, the Company experienced lower margins from the snack brands.

General and Administrative. General and administrative expenses decreased as a percentage of net sales from 18% to 17% but increased from $1,857,000 to $2,013,000. The snack tray segment's general and administrative expenses increased by $137,000, the specialty baked goods segment general and administrative expenses declined by $86,000, and corporate general and administrative expenses increased by $101,000 as the Company consolidated certain general and administrative functions on a centralized basis.

Selling and Marketing. Selling and marketing expenses increased from $2,167,000 to $2,920,000 over the comparable period of 1996, an increase of 35% and increased as a percentage of net sales from 22% to 25%. This increase was driven by increased demonstrations for the bagel bar brands in the wholesale clubs during the first quarter of 1997 as sales from these brands increased by 144% over the first quarter of 1996.

Depreciation and Amortization of Intangibles. Depreciation and amortization of goodwill and other intangibles remained flat at $388,000 for the quarter ended March 31, 1997 as compared to the same quarter of 1996. Depreciation included in cost of sales for the quarter ended March 31, 1997 and March 31, 1996 was $137,000 and $69,000, respectively.

Operating Loss. Operating losses increased from $913,000 to $1,887,000, an increase of $974,000. The majority of this increase came from the specialty baked goods segment with a slight increase in operating losses from the snack tray segment and an increase in corporate general and administrative expenses and sales and marketing expenses. The specialty baked goods segment increase was due to both lower gross margins during the three months ended March 31, 1997 as well as higher sales and marketing expenses as discussed above.

Interest and Other. Interest and other expense increased from $334,000 to $1,717,000, an increase of $1,383,000. The increase was driven primarily from a charge of $1,150,000 related to the issuance of certain Regulation S debentures that occurred in the first quarter of 1997 that had a convertible feature at a discount to the market price of the common stock of the Company. This intrinsic value associated with the discount must be charged to interest expense over the holding period by the debenture holders. Additionally, the overall increase was also due to increased debt outstanding from the prior year quarter for funding working capital requirements.


Loss from Discontinued Operations. The loss of $32,000 from discontinued operations represents the results of the operations of the Company's non-snack tray direct store delivery business located in southern California for the first quarter of 1996.


Net Loss. The Company's net loss increased from $1,278,000 to $3,603,000, an increase of $2,325,000 over the comparable period for 1996. This increase is attributed to lower gross profits, higher sales and marketing expenses and higher interest expense as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

          Net cash used in operations was $1,589,000 for the three months ended March 31, 1997 compared to $900,000 for the three months ended March 31, 1996. Net cash used in investing activities was $628,000 compared to $1,403,000 for the comparable period. Net cash generated from financing activities during the first three months ended March 31, 1997 totaled $2,662,000 from net borrowings on long term debt.

The Company's revolving credit facility is a $7 million revolving credit agreement with a bank, of which $7 million was drawn as of March 31, 1997. Borrowings are based upon 80% of eligible accounts receivable and 50% of eligible inventories. The term of this revolver expires in 1998. Interest is at prime and is payable monthly. At March 31, 1997, the borrowings on this line exceeded the amounts available based upon receivables and inventories by $1,400,000.

In addition, the Company previously had a $5 million term note payable to a bank which was refinanced with a different bank in April 1997 and increased to $6 million. At March 31, 1997, $5 million was outstanding. The term of this new note is for a period of two years with interest at 8 1/2% and payable monthly. Principal payments commence in year two on a five year amortization with a balloon payment at the end of year two. This new note is guaranteed by the Chairman and another member of the Chairman's family.

The Company is subject to various covenants associated with its revolving line of credit such as limitations on payments of dividends and on the sale of a substantial portion of assets and on future indebtedness. Borrowings under this facility are guaranteed as to repayment of principal and interest by the Company's Chairman and his spouse. In addition, the Company's Chairman has pledged certain assets with the bank regarding the working capital line of credit. The term note is also guaranteed by the Company's Chairman and his spouse and certain fixed assets of the Company are pledged as collateral for such loan.

Management believes that operations as currently structured will produce positive cash flow in 1997. In addition, the Company is negotiating with certain financial institutions to raise sufficient financing to refinance the working capital line of credit and to reduce a portion of accounts payable that are past due. In the event that the Company is not able to refinance its existing working capital line of credit and raise additional necessary funds to fund future working capital needs, the Company's Chairman has agreed to fund any capital requirements of the Company.

FORWARD LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations include certain statements that may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements in this Form 10-Q, other than statements of historical facts, that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future are forward-looking statements. Although the Company believes the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, such statements are not guarantees of future performance and actual results or developments may differ materially from those in the forward looking statements. Forward-looking statements involve risks and uncertainties including, but not limited to, general economic trends, continued acceptance of the Company's product on the marketplace, competitive factors, manufacturing and raw material costs, the Company's dependence upon third-party suppliers, and other risks detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                          PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        The Company was named as a defendant in a lawsuit filed on April 2, 1997, in the District Court for Tulsa County, Oklahoma, captioned Terry Minter, et al. v. Economy Co., et al. The principal plaintiff in such lawsuit alleges that he was an employee of a painting subcontractor and that he was injured while performing certain construction work at the Company's Tulsa manufacturing plant. The plaintiffs are seeking an unspecified amount of actual and punitive damages from the defendants. The Company does not believe that it has any liability to the plaintiffs for the accident in question and that, even if liability was established that insurance would be available to cover the claim. Accordingly, although the Company cannot predict the outcome of this litigation, the Company does not expect this claim to have a material adverse impact on the Company's financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES

        During the first quarter of 1997, the Company issued at total of 615,276 shares of common stock in connection with the conversion of convertible debentures previously issued by the Company in transactions effected pursuant to Regulation S promulgated under the Securities Act of 1933, as amended (the "Act"). The recipients of such shares of common stock were accredited investors (as defined in Regulation D promulgated under the Act). The shares of common stock issued upon such conversion were exempt from registration under the Act pursuant to Section 3(a)(9) of the Act. No commission or other remuneration was paid to a broker or placement agent in connection with such conversion. The dates of the Company's issuance instruction to its transfer agent and the conversion price per share for each of such conversions is as follows:


DATE                     SHARES         CONVERSION PRICE
----                     ------         ----------------
January 23, 1997         79,365               1.58
January 23, 1997        101,932               1.62
January 23, 1997          5,715               1.75
March 13, 1997           30,395               1.65
March 13, 1997          250,000               1.40
March 13, 1997           11,429               1.75
March 13, 1997           15,038               1.66
March 19, 1997           94,191               1.59
March 25, 1997           27,211               1.84

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        As of March 31, 1997, the Company's borrowings on its bank revolving credit facility exceeded the borrowing base of eligible accounts receivable and inventories. The principal amount owed by the Company under such revolving credit facility is $7 million. The Company is current with respect to its required payments under such facility.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         Not applicable

ITEM 5.  OTHER INFORMATION

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

         10.1  Employment Contract with Timothy G. Bruer

         10.2  Restricted Stock Grant Agreement with Timothy G. Bruer

         27.0  Financial Data Schedule

         (b)  Reports on Form 8-K

              (i) Form 8-K was filed January 17, 1997 to report under Item 9 the issuance by the Comany of certain convertible debentures in transactions effected pursuant to Regulation S.

              (ii) Form 8-K was filed February 18, 1997 to report under Item 9 the issuance by the Company of certain convertible debentures in transactions effected pursuant to Regulation S.

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

                                         Silverado Foods, Inc.
                                         ---------------------
                                              Registrant

                                         By: /s/ DORVIN D. LIVELY
                                            -----------------------
                                         Dorvin D. Lively
                                         Vice President, Chief Financial Officer
                                         and Secretary (Duly Authorized
                                         Officer and Principal
                                         Accounting Officer

Date:  May 15, 1997

INDEX TO EXHIBITS

          The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.


  10.1     Employment Contract with
             Timothy G. Bruer

  10.2     Restricted Stock Grant Agreement
             with Timothy G. Bruer

  27       Financial Data Schedule