Form 10-Q
period 1997-06-30
SILVERADO FOODS INC
filed 1997-08-13
CIK 879425

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

(Mark One)
   [ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1997

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

Yes  [ X ]  No  [   ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at August 7, 1997
            -----                               -----------------------------
Common Stock, $.01 Par Value                              8,898,864

                                     PART I



                                   FINANCIAL
                                  INFORMATION

                     SILVERADO FOODS, INC. AND SUBSIDIARIES
                     --------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                                June 30,             December 31,
     ASSETS                                                                       1997                  1996
     ------                                                                   ------------          -------------
                                                                               (Unaudited)
CURRENT ASSETS:
     Cash                                                                          20,095               164,118
     Accounts receivable, net                                                   3,053,089             4,605,632
     Inventories, net                                                           4,525,030             5,974,719
     Prepaid expenses and other                                                   778,997               543,709
     Deferred tax assets                                                           16,663                16,663
     Net assets held for disposal                                               1,317,940               188,324
                                                                              -----------           -----------
          Total current assets                                                  9,711,814            11,493,165
                                                                              -----------           -----------

NOTES RECEIVABLE                                                                1,281,268             1,315,584

PROPERTY, PLANT AND EQUIPMENT, net                                             11,529,651            11,829,580
GOODWILL AND OTHER INTANGIBLES, net                                            10,554,128            13,137,613
                                                                              -----------           -----------

          Total assets                                                         33,076,861            37,775,942
                                                                              ===========           ===========

     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Current maturities of long-term debt                                       7,438,869             8,637,272
     Trade accounts payable                                                     5,573,925             8,338,029
     Accrued liabilities                                                        2,458,444             2,324,039
     Other liabilities                                                            189,466               290,311
                                                                              -----------           -----------
          Total current liabilities                                            15,660,704            19,589,651
                                                                              -----------           -----------

LONG-TERM DEBT, less current maturities                                        15,306,211            13,442,197
DEFERRED TAX LIABILITIES                                                           16,663                16,663
CAPITALIZED LEASE OBLIGATIONS                                                   3,919,613             3,587,632

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
     Common stock, $.01 par value, 20,000,000 shares authorized                    86,329                72,583
     Warrants                                                                      61,563                61,563
     Additional paid-in-capital                                                24,050,559            18,843,454
     Accumulated deficit                                                      (25,960,129)          (17,773,149)
                                                                              -----------           -----------
          Total shareholders' equity (deficit)                                 (1,761,678)            1,204,451
     Less treasury stock                                                          (64,652)              (64,652)
                                                                              -----------           -----------
                 Total shareholders' equity (deficit)                          (1,826,330)            1,139,799
                                                                              -----------           -----------
                 Total liabilities and shareholders' equity (deficit)          33,076,861            37,775,942
                                                                              ===========           ===========

            See notes to unaudited consolidated financial statements.

                    SILVERADO FOODS, INC. AND SUBSIDIARIES
                    --------------------------------------

                     CONSOLIDTAED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                  (Unaudited)

                                       Three Months Ended              Six Months Ended
                                           June 30,                        June 30,
                                  ----------------------------    ---------------------------
                                      1997           1996           1997             1996
                                  -----------     ------------    ----------      -----------
NET SALES                          11,801,513     $ 11,530,395    23,500,850      $21,456,443
COST OF SALES                       7,977,146        7,452,155    16,245,202       13,941,750
                                  -----------     ------------   -----------      -----------
     Gross profit                   3,824,367        4,078,240     7,255,648        7,514,693
                                  -----------     ------------   -----------      -----------
OPERATING EXPENSES:
     General and administrative     3,147,038        1,797,449     5,109,275        3,591,308
     Selling and marketing          2,828,577        2,477,251     5,680,061        4,577,143
     Depreciation                     127,805           60,188       248,313          136,809
     Amortization of goodwill
      and other intangibles           216,921          311,112       446,113          584,846
                                  -----------     ------------   -----------      -----------
                                    6,320,341        4,646,000    11,483,762        8,890,106
                                  -----------     ------------   -----------      -----------
OPERATING LOSS                     (2,495,974)        (567,760)   (4,228,114)      (1,375,413)

OTHER INCOME (EXPENSE):
     Interest                        (575,262)        (325,064)   (1,128,574)        (631,540)
     Accretion of debenture
      discount                              -                -    (1,150,000)               -
     Other, net                       (12,484)         (15,411)      (23,039)         (40,110)
                                  -----------     ------------   -----------      -----------
                                     (587,746)        (340,475)   (2,301,613)        (671,650)
                                  -----------     ------------   -----------      -----------
LOSS BEFORE INCOME TAXES           (3,083,720)        (908,235)   (6,529,727)      (2,047,063)
PROVISION FOR INCOME TAXES                  -                -             -                -
                                  -----------     ------------   -----------      -----------
     NET LOSS FROM CONTINUING
      OPERATIONS                   (3,083,720)        (908,235)   (6,529,727)      (2,047,063)
                                  -----------     ------------   -----------      -----------

DISCONTINUED OPERATIONS
     Operating Loss                  (119,582)        (175,683)     (277,277)        (314,847)
     Loss on Disposal              (1,379,976)               -    (1,379,976)               -
                                  -----------     ------------   -----------      -----------
     LOSS FROM DISCONTINUED
      OPERATIONS                   (1,499,558)        (175,683)   (1,657,253)        (314,847)
                                  -----------     ------------   -----------      -----------

     NET LOSS                      (4,583,278)      (1,083,918)   (8,186,980)      (2,361,910)
                                  ===========     ============   ===========      ===========

LOSS PER COMMON AND
  COMMON EQUIVALENT SHARE FROM
  CONTINUING OPERATIONS           $     (0.39)    $      (0.14)  $     (0.85)     $     (0.33)

LOSS FROM DISCONTINUED
  OPERATIONS                      $     (0.19)    $      (0.03)  $     (0.22)     $     (0.05)
                                  -----------     ------------   -----------      -----------
LOSS PER SHARE                    $     (0.58)    $      (0.17)  $     (1.07)     $     (0.38)
                                  ===========     ============   ===========      ===========


           See notes to unaudited consolidated financial statements.

                    SILVERADO FOODS, INC. AND SUBSIDIARIES
                    --------------------------------------

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
           ---------------------------------------------------------

                                  (Unaudited)

                                  Common Stock        Treasury Stock
                                -----------------    -------------------                 Additonal
                                  Number               Number                             Paid-in     Accumulated
                                of shares  Amount    of shares   Amount     Warrants      Capital       Deficit        Total
                                ---------  -------   ---------  --------    --------    -----------   -----------   -----------

BALANCE, DECEMBER 31, 1996      7,258,243  $72,583   (26,995)   $(64,652)   $61,563     $18,843,454   $(17,773,149) $ 1,139,799
  Issuance of common stock in
    connection with debenture
    conversion                  1,374,569   13,746      -           -          -          1,461,504           -       1,475,250
  Contribution of capital            -        -         -           -          -          2,595,601           -       2,595,601
  Accretion of debenture
    discount                         -        -         -           -          -          1,150,000           -       1,150,000
  Net loss                           -        -         -           -          -               -        (8,186,980)  (8,186,980)
                                ---------  -------   --------   --------    -------     -----------   ------------  -----------
BALANCE, JUNE 30, 1997          8,632,812  $86,329   (26,995)   $(64,652)   $61,563     $24,050,559   $(25,960,129) $(1,826,330)

           See notes to unaudited consolidated financial statements.

                     SILVERADO FOODS, INC. AND SUBSIDIARIES
                     --------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                   (Unaudited)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                        -----------------------------
                                                                            1997             1996
                                                                        ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss                                                        $ (8,186,980)    $ (2,361,910)
                                                                        ------------     ------------

Adjustments to reconcile net loss to cash used in operating activities--
        Depreciation and amortization                                      1,127,779          937,401
        Accretion of debenture discount                                    1,150,000             -
        Increase in allowance for doubtful accounts                        1,000,000             -
        Loss on sale of assets                                             1,308,046             -
        Change in assets and liabilities, net of effect of acquisitions
           (Increase) decrease in accounts receivable                      1,428,505         (523,399)
           (Increase) decrease in inventory                                1,092,848         (823,474)
           (Increase) decrease in prepaid expenses and other                (185,288)         181,343
           Increase in assets held for disposal                             (388,573)            -
           Increase (decrease) in payables and accrued liabilities        (2,519,433)       1,571,970
           (Increase) decrease in intangibles and other                      231,136         (100,705)
                                                                        ------------     ------------
             Total adjustments                                             4,245,020        1,243,136
                                                                        ------------     ------------
             Cash used in operating activities                            (3,941,960)      (1,118,774)
                                                                        ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                                (938,525)      (1,007,523)
        Payments for acquisitions                                               -          (1,530,104)
                                                                        ------------     ------------
             Cash used in investing activities                              (938,525)      (2,537,627)
                                                                        ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from exercise of warrants                                      -              49,609
        Borrowings from long-term debt                                    10,620,911        3,424,986
        Payments on notes payable                                         (5,884,449)         196,546
                                                                        ------------     ------------
             Cash provided by financing activities                         4,736,462        3,671,141
                                                                        ------------     ------------

NET INCREASE (DECREASE) IN CASH                                             (144,023)          14,740
CASH, beginning of period                                                    164,118          128,401
                                                                        ------------     ------------
CASH, end of period                                                     $     20,095     $    143,141
                                                                        ============     ============

Non-cash Financing Activities:
        Issuance of stock for acquisition                               $       -        $    600,000
        Issuance of stock for debenture conversion                         1,461,504             -
        Addition to paid-in-capital for debenture discount accretion       1,150,000             -
        Contribution of capital                                            2,595,601             -
        Capitalized Lease Obligation                                            -           3,589,293
        Receipt of Note Receivable for sale of assets                      1,012,383             -

SUPPLEMENTAL CASH FLOWS INFORMATION:

        Cash paid for-
             Interest                                                   $    572,213     $    440,754
             Income taxes                                                       -                -

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


2.  DETAILS TO CONSOLIDATED BALANCE SHEETS:

Inventories consist primarily of finished goods and packaging supplies which are stated at the lower of cost (first-in, first-out basis) or market as follows:

                                     JUNE 30,    DECEMBER 31,
                                       1997          1996
                                   -----------   ------------
Raw Materials                       $1,675,857     $2,348,945
Finished Goods                       2,960,048      3,709,774
                                    ----------     ----------
                                     4,635,905      6,058,719
Less:  Allowance for excess and
        obsolete inventory            (110,875)       (84,000)
                                    ----------     ----------

                                    $4,525,030     $5,974,719
                                    ==========     ==========

Inventories are reflected net of approximately $330,000 of inventories related to the Company's catalog division which are classified as net assets held for disposal, as discussed in Note 4.


3.  LOSS PER SHARE:

For the three months ended June 30, 1997 and June 30, 1996, the loss per share calculation includes the weighted average number of shares outstanding for the period which were 7,997,935 and 6,225,788, respectively. For the six months ended June 30, 1997 and June 30, 1996, the loss per share calculation includes the weighted average number of shares outstanding for the period which were 7,664,689 and 6,199,487, respectively.

In March 1997, Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" was issued. SFAS No. 128 replaces primary earnings per share with basic earnings per share, and diluted earnings per share with fully diluted earnings per share.

The earnings per share calculations for the three and six month periods ended June 30, 1997 and 1996 would not change under SFAS No. 128.


3.  NOTES RECEIVABLE

In April 1996, the Company sold its Gift and Gourmet division in consideration for a note receivable of $1,370,000 bearing interest at 11%. The terms of the note receivable call for interest only for the first two years and principal and interest over the remaining four years. No gain or loss was recognized on this transaction. During the second quarter of 1997, the Company provided a reserve against this note receivable in the amount of $1,000,000 due to the uncertainties surrounding the collection of this note receivable.

On June 6, 1997, the Company sold certain assets originally acquired from the MarveLoaf Corp. for $1,062,000 including cash of $50,000 and a note receivable for $1,012,000. Interest is at 10% and is payable on March 31, 1998 and March 31, 1999. In addition, principal payments of $12,500 plus interest will be due quarterly beginning January 15, 2000 through 2006. No gain or loss was recognized on this sale.


4.  SUBSEQUENT EVENT

On July 1, 1997, the Company entered into a letter of intent to sell all of the assets of its catalog division for $1,100,000, including an earn-out provision for $100,000 if catalog sales during 1998 exceed a certain amount. Therefore, at June 30, 1997, the Company has classified these assets as net assets held for disposal and recognized a loss in connection with this proposed sale in the amount of $1,380,000.


5.  SHAREHOLDERS' EQUITY (DEFICIT)

In connection with the acquisition of Nonni's in 1993, the Company entered into a royalty agreement. This royalty agreement was terminated in July 1996 by issuing 700,000 shares of common stock with a guaranteed market price of $5.71 per share for the period April 1, 1997 through December 31, 1997. Through June 30,1997, certain shares were sold at a price below the guaranteed market price. The Company is now obligated to issue approximately 900,000 shares in connection with such obligation.

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                 ----------------------------------------------

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto. The following table presents, as a percentage of net sales, certain selected financial data for the Company for the periods indicated:

                                                    THREE MONTHS          SIX MONTHS
                                                       ENDED                ENDED
                                                      JUNE 30,             JUNE 30,
                                                -------------------   -------------------
                                                  1997       1996       1997       1996
                                                --------   --------   --------   --------
Net Sales                                         100%       100%       100%       100%
Gross Profit                                       32         35         31         35
General and Administrative                         27         16         22         17
Selling and Marketing                              24         22         24         21
Depreciation and Amortization of Intangibles        3          3          3          3
Interest & Other                                    5          3         10          3
Loss from Continuing Operations                   (26)        (8)       (28)       (10)
Loss from Discontinued Operations                 (13)        (2)        (7)        (2)
Net Loss                                          (39)        (9)       (35)       (11)

RESULTS OF OPERATIONS

The continuing operations information excludes the results from operations of the Company's non-snack tray direct store delivery business located in southern California and the Company's catalog division, both of which have been discontinued. No income tax benefit has been recognized in connection with these discontinued operations due to the Company's net operating loss carry forward position.

PERIOD TO PERIOD COMPARISONS FOR THE THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996

Net Sales.     Total net sales for the three month period ended June 30, 1997 increased 2% to $11,802,000, versus $11,530,000 for the same period of 1996.
The snack tray segment's net sales decreased from $6,194,000 to $5,987,000 and accounted for 50% of total sales for the quarter ending June 30, 1997 compared to 54% for the same period of 1996. Sales in the specialty baked goods segment increased 9% to $5,815,000 during the second quarter of 1997 versus $5,337,000 for the same period of 1996 driven primarily by sales increases in the bagel bar product line.

Gross Profit.     Gross profit for the three months ended June 30, 1997 was
$3,824,000, a 6% decrease over the comparable period in 1996 of $4,078,000. Gross profit as a percentage of net sales decreased from 35% to 32%. Total gross profit in the snack tray segment was $2,708,000, an increase of 3% over the prior year quarter and increased as a percentage of net sales from 42% to 44%. This increase in gross margin was a result of lower purchased product cost for the snack tray segment when compared to the same period of 1996. In the specialty baked goods segment, gross profit decreased $345,000, from $1,461,000 to $1,116,000. This decline in gross profit was due to a decline of approximately $254,000 in the Mom's Best and Maxi-Crisp product lines and a decline of approximately $293,000 in the Nonni's biscotti product lines, which was offset by an increase of approximately $202,000 in the bagel bar product line.

The decline in Mom's Best gross profit was due primarily to declining sales volumes. The decline in Maxi-Crisp was due to declining sales volumes and higher costs. Approximately 40% of the Nonni's gross profit decline was due to lower sales and 60% of the decline was due to higher costs related to the initial production of certain private-label biscotti products, and the installation of additional production improvements. The increase in the bagel bar product line was due to increased sales volumes offset by lower margins due to new production start-up in the Santa Ana manufacturing facility and lower plant efficiency prior to outsourcing the Company's traditional round bagel production.

General and Administrative.     General and administrative expenses increased
from $1,797,000 to $3,147,000, an increase of $1,350,000 and increased as a percentage of net sales from 16% to 27%. The majority of this increase was due to a reserve provision of $1,000,000 related to a note receivable that occurred as a result of the 1996 sale of the Company's Gift and Gourmet division. The snack tray segment's general and administrative expenses increased by $205,000 or 24% due to higher payroll and other corporate expenses in the day to day operations.

Selling and Marketing. Selling and marketing expenses increased as planned from $2,477,000 to $2,829,000, an increase of 14% over the comparable period of 1996 and increased as a percentage of net sales from 22% to 24%. This increase was due to increased sales and marketing expenses associated with the specialty baked goods segment for demonstrations of the Company's bagel bar product and increased sales expenses associated with development of new accounts in the snack tray segment. Expenses for the second half of 1997 are planned to show a decrease versus the prior year to balance total year spending.

Depreciation and Amortization of Intangibles.     Depreciation and amortization
of goodwill and other intangibles decreased from $371,000 to $345,000, a decrease of 7% over the same period of 1996. Of this amount, $128,000 and $60,000 represented depreciation for the three months ended June 30, 1997 and 1996, respectively. In addition, there was an additional $170,000 and $69,000 of depreciation included in cost of goods sold for the three months ended June 30, 1997 and 1996, respectively.

Interest and Other.     Interest and other expense increased from $341,000 to
$588,000, an increase of $247,000. The increase was due to increased debt outstanding as compared to the prior year quarter for the funding of working capital requirements.

Loss from Continuing Operations. Losses from continuing operations increased from $908,000 to $3,084,000, an increase of $2,176,000. This increase came from both the snack tray segment and the specialty baked goods segment and was due to the reserve provision of $1,000,000 discussed above and higher operating expenses from both segments as discussed above as compared to the previous period of 1996.

Loss from Discontinued Operations.     During the second quarter, the Company
made the decision to sell its catalog division located in Palestine, Texas and, therefore, has accounted for the net assets of this division as discontinued at June 30, 1997. Related to this decision, the Company has provided a reserve of $1,380,000 for a loss on sale of this division in the second quarter of 1997. The Company anticipates closing this sale in August 1997.

Net Loss.     The Company's net loss increased from $1,084,000 to $4,583,000, an increase of $3,499,000 over the comparable period for 1996. Of this amount, $1,000,000 relates to the reserve provision for the note receivable discussed in general and administrative expenses above, and $1,380,000 relates to the loss from discontinued operations from the sale of the Company's catalog division.


PERIOD TO PERIOD COMPARISONS FOR THE SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996

Net Sales.        Total net sales increased 10% from $21,456,000 to $23,501,000.
Sales in the snack tray segment decreased by $66,000 to $12,075,000 or 1% while sales in the specialty baked goods segment increased by $2,307,000 or 24%. The increase in the specialty baked goods segment was due to higher sales from the Company's bagel related products which increased 185% over the same period of 1996, but was offset by lower sales from the Maxi-Crisp product lines which decreased 56% compared to the same six month period of 1996.

Gross Profit.     Gross profit decreased from $7,515,000 to $7,256,000, a
decrease of 3%. Gross profit as a percentage of net sales decreased from 35% to 31%. The decrease in gross profit as a percentage of net sales was due to lower margin sales from warehouse clubs for the Company's bagel product lines and the biscotti product lines, offset by higher gross margins from the snack tray segment where gross margins increased from 41% to 44%.

General and Administrative.     General and administrative expenses increased
from $3,591,000 to $5,109,000, an increase of 42% and increased as a percentage of net sales from 17% to 22%. A portion of this increase was due to higher general and administrative expenses from the snack tray segment which increased by $266,000 due to higher payroll and other corporate expenses. The food sales segment's general and administrative expenses decreased while corporate expenses increased as certain functions were centralized as the Company closed three manufacturing facilities during the last six months of 1996.

Selling and Marketing.     Selling and marketing expenses increased from
$4,577,000 to $5,680,000 a increase of 24% and increased as a percentage of net sales from 21% to 24%. The increase in selling and marketing expenses was due to higher demonstration expenses associated with the bagel related product lines and higher expenses associated with the snack tray segment as the Company incurs expenses associated with maintaining customer accounts.

Depreciation and Amortization of Intangibles.     Amortization of goodwill and
other intangibles decreased by $27,000, a decrease of 4%. The majority of this decrease was in the snack tray segment and related to route development costs previously capitalized but now these costs are expensed on a current basis.

Interest and Other.     Interest and other expenses increased from $672,000 to
$2,307,000, an increase of $1,635,000. Of this amount, $1,150,000 related to a charge from the issuance of certain Regulation S debentures that occurred in the first quarter of 1997 that had a convertible feature at a discount to the market price of the common stock of the Company. This intrinsic value associated with the discount must be charged to interest expense over the holding period.

Loss from Continuing Operations.     Losses from continuing operations increased
from $2,047,000 to $6,530,000, an increase of $4,483,000.  Of this amount,
$1,000,000 related to the reserve provision against notes receivable arising from the sale of the Gift and Gourmet division and $1,150,000 due to an interest expense charge related to certain Regulation S debentures.

Loss from Discontinued Operations.     Losses from discontinued operations
increased from $315,000 to $1,657,000, an increase of $1,342,000. This related to the decision to sell the catalog division located in Palestine, Texas.

Net Loss.     The Company's net loss increased from $2,362,000 to $8,187,000, an increase of $5,825,000 due to the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operations was $3,942,000 for the six months ended June 30, 1997 compared to $1,119,000 for the six months ended June 30, 1996. Net cash used in investing activities was $938,000 compared to $2,538,000 for the comparable period in 1996. Net cash generated from financing activities during the first six months ended June 30, 1997 totaled $4,736,000 from net borrowings on long term debt.

The Company has a revolving credit facility of $7 million with a bank of which $7 million was drawn as of June 30, 1997. Borrowings are based upon 80% of eligible accounts receivable and 50% of eligible inventories. The term of this revolver is for a period of three years (due in 1998) with interest at Wall Street Journal-Southwest Edition prime payable monthly and principal due at maturity. At June 30, 1997, the Company's borrowings under this line of credit exceeded the amounts available based upon the borrowing base of eligible accounts receivable and inventories. Borrowings under this facility are guaranteed by the Company's chairman and his spouse.

In addition, the Company has a $6 million note payable with another bank due in two years. The terms of this note call for interest only during the first year with principal and interest during the second year on a five year amortization. This note payable is collateralized by certain assets of the Company and is guaranteed by the Company's chairman and his spouse along with another family member of the Company's chairman.

Currently, the Company is reviewing alternatives to refinance the working capital revolver and the note payable with other financial institutions. The $7,000,000 revolver is classified as current in the financial statements as of June 30, 1997. In the event that the Company is unable to close a financing transaction, the Company's chairman has agreed to fund any capital and operating requirements during 1997.

The Company is subject to various covenants associated with its revolving line of credit and term note, such as limitations on payments of dividends and on the sale of a substantial portion of assets and on future indebtedness.

The Company curently does not meet all of the American Stock Exchange's listing guidelines to be listed on the stock exchange and there can be no assurance in the future that the Company's common shares will continue to be listed on the American Stock Exchange. The Company is taking actions to address these requirements.

FORWARD LOOKING STATEMENTS

This Management's Discussion and analysis of Financial Condition and Results of Operations include certain statements that may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements in this Form 10-Q, other than statements of historical facts, that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future are forward looking statements. Although the Company believes the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, such statements are not guarantees of future performance and actual results or developments may differ materially from those in the forward looking statements. Forward-looking statements involve risks and uncertainties including, but not limited to, general economic trends, continued acceptance of the

Company's product in the marketplace, competitive factors, manufacturing and raw material costs, the Company's dependence upon third-party suppliers, and other risks detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                         PART II.     OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          Not applicable

ITEM 2.   CHANGES IN SECURITIES

          During the second quarter of 1997, the Company issued a total of 946,305 shares of common stock in connection with the conversion of convertible debentures previously issued by the Company in transactions effected pursuant to Regulation S promulgated under the Securities Act of 1933, as amended ( the "Act"). The recipients of such shares of common stock were accredited investors (as defined in Regulation D promulgated under the Act). The shares of common stock issued upon such conversion were exempt from registration under the Act pursuant to Section 3(a)(9) of the Act. No commission or other remuneration was paid to a broker or placement agent in connection with such conversion. The dates of the Company's issuance instructions to its transfer agent and the conversion price per shares for each of such conversions is as follows:

Date                  Conversion Price          Number of Shares
April 4, 1997                1.35                      44,527
April 11, 1997               1.15                     123,004
May 1, 1997                  1.03                       8,715
May 16, 1997                 1.20                      13,011
May 21, 1997                 1.06                      47,220
May 28, 1997                  .88                      30,550
June 3, 1997                  .83                      45,108
June 5, 1997                  .79                     126,984
June 5, 1997                  .88                      91,428
June 6, 1997                  .82                     142,248
June 18, 1997                 .76                      27,585
June 19, 1997                 .70                      99,144
June 24, 1997                 .70                     102,855
June 30, 1997                 .70                      43,926

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          As of June 30, 1997, the Company's borrowings on its bank revolving credit facility exceeded the borrowing base of eligible accounts receivable and inventories. The principal amount owed by the Company under such revolving credit facility is $7,000,000. The Company is current with respect to its required payments under such revolving credit facility.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

          The Annual Meeting of shareholders of the Company (the "Annual Meeting") was held on May 9, 1997, in Tulsa, Oklahoma. At the Annual Meeting, the shareholders of the Company elected Lawrence D. Field, Timothy G. Bruer, Gerald E. Milton, James K. Tolbert, Milton D. McKenzie, Sam L. Susser, and James
H. Bankard as directors of the Company for one-year terms. The shareholders also considered and approved the appointment of Arthur Andersen LLP as the independent auditors of the Company for the fiscal year ending December 31, 1997.

There were present at the Annual Meeting, in person or by proxy, shareholders holding 5,277,363 shares of the common stock of the Company, or 68.9% of the total stock outstanding and entitled to vote at the Annual Meeting. The table below describes the results of voting at the Annual Meeting:

                                          Votes
                                         Against
                                            or
1.  Election of Directors:    Votes For  Withheld  Abstentions  Non-Votes
                              ---------  --------  -----------  ---------
     Lawrence D. Field        5,273,263    4,100        -0-         -0-
     Timothy G. Bruer         5,273,263    4,100        -0-         -0-
     Gerald E. Milton         5,273,263    4,100        -0-         -0-
     James K. Tolbert         5,273,263    4,100        -0-         -0-
     Milton D. McKenzie       5,273,263    4,100        -0-         -0-
     Sam L. Susser            5,273,263    4,100        -0-         -0-
     James H. Bankard         5,273,263    4,100        -0-         -0-

2.  Ratification of Arthur    5,273,263               4,100         -0-
     Andersen LLP as
     independent auditors
     of the Company for
     fiscal 1997

          Not applicable

ITEM 5.   OTHER INFORMATION

          Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:
                 10.1  Promissory Note dated April 29,1997 in the original
                         principal amount of $6,000,000 payable to Bank of Oklahoma, N. A.
                 10.2  Security Agreement dated April 29,1997, from the company to Bank of Oklahoma, N. A.
                 27.0  Financial Data Schedule

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

                                 Silverado Foods, Inc.
                                 ---------------------
                                    Registrant

                                 By:/s/ Dorvin D. Lively
                                 -----------------------
                                   Dorvin D. Lively
                                   Vice President, Chief Financial Officer
                                   and Secretary  (Duly Authorized
                                   Officer and Principal
                                   Accounting Officer)

Date:  August 14, 1997

                               INDEX TO EXHIBITS

          The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.


10.1  Promissory Note dated April 29,1997, in the original principal amount of
            $6,000,000 payable to Bank of Oklahoma, N. A.
10.2  Security Agreement dated April 29,1997, from the Company to Bank of
            Oklahoma, N. A.
27.0  Financial Data Schedule