Form 10-Q
period 1997-09-30
SILVERADO FOODS INC
filed 1997-11-14
CIK 879425

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

(Mark One)
          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1997

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

Yes  [X]  No  [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Class                                      Outstanding at November 12, 1997
     -----                                      --------------------------------
Common Stock, $.01 Par Value                             11,333,654

                     SILVERADO FOODS, INC. AND SUBSIDIARIES
                     --------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                        SEPTEMBER 30,   DECEMBER 31,
     ASSETS                                                                 1997            1996
     ------                                                             ------------    ------------
                                                                         (Unaudited)
CURRENT ASSETS:
  Cash                                                                  $     82,520    $    164,118
  Accounts receivable, net                                                 3,696,399       4,605,632
  Inventories, net                                                         4,266,241       5,974,719
  Prepaid expenses and other                                                 653,015         543,709
  Deferred tax assets                                                            -            16,663
  Net assets held for disposal                                               618,507         188,324
                                                                        ------------    ------------
     Total current assets                                                  9,316,682      11,493,165
                                                                        ------------    ------------

NOTES RECEIVABLE                                                           1,436,266       1,315,584

PROPERTY, PLANT AND EQUIPMENT, net                                        11,343,173      11,829,580
GOODWILL AND OTHER INTANGIBLES, net                                       10,044,336      13,137,613
                                                                        ------------    ------------

     Total assets                                                       $ 32,140,457    $ 37,775,942
                                                                        ------------    ------------

     LIABILITIES AND SHAREHOLDERS' EQUITY
     ------------------------------------

CURRENT LIABILITIES:
  Current maturities of long-term debt                                  $  7,684,639    $  8,637,272
  Trade accounts payable                                                   7,690,520       8,338,029
  Accrued liabilities                                                      4,297,266       2,324,039
  Other liabilities                                                           41,878         290,311
                                                                        ------------    ------------
     Total current liabilities                                            19,714,303      19,589,651
                                                                        ------------    ------------

LONG-TERM DEBT, less current maturities                                   13,049,209      13,442,197
DEFERRED TAX LIABILITIES                                                         -            16,663
OTHER                                                                      3,842,534       3,587,632

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value, 20,000,000 shares authorized                 116,887          72,583
  Warrants                                                                    61,563          61,563
  Additional paid-in-capital                                              27,379,565      18,843,454
  Accumulated deficit                                                    (31,958,952)    (17,773,149)
                                                                        ------------    ------------
     Total shareholders' equity (deficit)                                 (4,400,937)      1,204,451
                                                                        ------------    ------------
         Less: Treasury Stock                                                (64,652)        (64,652)
                                                                        ------------    ------------
         Total shareholders' equity (deficit)                             (4,465,589)      1,139,799
                                                                        ------------    ------------
         Total liabilities and shareholders' equity                     $ 32,140,457    $ 37,775,942
                                                                        ------------    ------------



            See notes to unaudited consolidated financial statements.

                     SILVERADO FOODS, INC. AND SUBSIDIARIES
                     --------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                   (Unaudited)

                                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                                            SEPTEMBER 30,              SEPTEMBER 30,
                                                     -------------------------  --------------------------
                                                        1997          1996          1997         1996
                                                        ----          ----          ----         ----
NET SALES                                            $ 11,688,032  $12,043,592  $ 35,188,880  $ 33,500,037
COST OF SALES                                           8,702,222    8,618,363    24,947,424    22,560,112
                                                     ------------  -----------  ------------  ------------
   Gross profit                                         2,985,810    3,425,229    10,241,456    10,939,925
                                                     ------------  -----------  ------------  ------------

OPERATING EXPENSES:
   General and administrative                           4,654,080    1,713,108     9,763,355     5,304,417
   Selling and marketing                                2,918,797    2,496,323     8,598,859     7,073,465
   Depreciation                                           128,179       64,084       376,492       200,891
   Amortization of goodwill and other intangibles         358,184      347,307       804,297       932,154
                                                     ------------  -----------  ------------  ------------
                                                        8,059,240    4,620,822    19,543,003    13,510,927
                                                     ------------  -----------  ------------  ------------

OPERATING LOSS                                         (5,073,430)  (1,195,593)   (9,301,547)   (2,571,002)

OTHER INCOME (EXPENSE):
   Interest                                              (849,268)    (381,170)   (1,977,852)   (1,012,668)
   Accretion of debenture discount                              -            -    (1,150,000)            -
   Other, net                                              (5,815)     (21,397)      (28,840)      (61,549)
                                                     ------------  -----------  ------------  ------------

                                                         (855,083)    (402,567)   (3,156,692)   (1,074,217)
                                                     ------------  -----------  ------------  ------------

                                                     ------------  -----------  ------------  ------------
   LOSS FROM CONTINUING OPERATIONS                     (5,928,513)  (1,598,160)  (12,458,239)   (3,645,219)
                                                     ------------  -----------  ------------  ------------

DISCONTINUED OPERATIONS
   Operating Loss                                               -     (439,598)     (277,277)     (754,447)
   Loss on Disposal                                       (70,311)           -    (1,450,287)            -
                                                     ------------  -----------  ------------  ------------
LOSS FROM DISCONTINUED OPERATIONS                         (70,311)    (439,598)   (1,727,564)     (754,447)
                                                     ------------  -----------  ------------  ------------

                                                     ------------  -----------  ------------  ------------

   NET LOSS                                            (5,998,824)  (2,037,758)  (14,185,803)   (4,399,666)
                                                     ============  ===========  ============  ============

LOSS PER COMMON AND COMMON EQUIVALENT
 SHARE FROM CONTINUING OPERATIONS                    $      (0.66) $     (0.26) $      (1.54) $      (0.59)

LOSS FROM DISCONTINUED OPERATIONS                    $      (0.01) $     (0.07) $      (0.21) $      (0.12)

                                                     ------------  -----------  ------------  ------------
LOSS PER SHARE                                       $      (0.67) $     (0.33) $      (1.75) $      (0.71)
                                                     ============  ===========  ============  ============

           See notes to unaudited consolidated financial statements.

                     SILVERADO FOODS, INC. AND SUBSIDIARIES
                     --------------------------------------

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 -----------------------------------------------

                                   (Unaudited)


                                         COMMON STOCK         TREASURY STOCK
                                     -------------------   --------------------             ADDITIONAL
                                      NUMBER                 NUMBER                          PAID-IN     ACCUMULATED
                                     OF SHARES   AMOUNT    OF SHARES   AMOUNT    WARRANTS    CAPITAL       DEFICIT        TOTAL
                                     ---------  --------   ---------  ---------  --------  -----------   ------------  ------------
BALANCE, DECEMBER 31, 1996           7,258,243  $ 72,583    (26,995)  $(64,652)  $ 61,563  $18,843,454   $(17,773,149) $  1,139,799
  Issuance of common stock in
   connection with debent            1,575,251    15,753        -          -          -      1,606,497            -       1,622,250
   conversion
  Contribution of capital                  -         -          -          -          -      2,595,601            -       2,595,601
  Accretion of debenture
   discount                                -         -          -          -          -      1,150,000            -       1,150,000
  Issuance of common stock
   in connection with settlement
   of royalty agreement                200,000     2,000        -          -          -         (2,000)           -             -
  Purchase of common stock
   by forgiveness of indebtedness    1,807,033    18,071        -          -          -      2,344,493            -       2,362,564
  Purchase of common stock by
   management                            8,000        80        -          -          -          9,920            -          10,000
  Issuance of common stock in
   connection with settlement
   of employment agreement             840,000     8,400        -          -          -        831,600            -         840,000
  Net loss                                 -         -          -          -          -            -      (14,185,803)  (14,185,803)
                                    ----------  --------    -------   --------   --------  -----------   ------------  ------------
BALANCE, SEPTEMBER 30, 1997         11,688,527  $116,887    (26,995)  $(64,652)  $ 61,563  $27,379,565   $(31,958,952) $ (4,465,589)
                                    ----------  --------    -------   --------   --------  -----------   ------------  ------------



            See notes to unaudited consolidated financial statements.

                    SILVERADO FOODS, INC. AND SUBSIDIARIES
                    --------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                  (Unaudited)


                                                        Nine Months Ended
                                                          September 30,
                                                  ----------------------------
                                                      1997             1996
                                                      ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                        $(14,185,803)   $ (4,399,666)
                                                  ------------    ------------

Adjustments to reconcile net loss to cash
 used in operating activities--
  Depreciation and amortization                      1,670,672       1,480,561
  Accretion of debenture discount                    1,150,000             -
  Increase in allowance for doubtful accounts        1,000,000             -
  Loss on sale of assets                             1,378,357             -
  Change in assets and liabilities, net of
   effect of acquisitions
    (Increase) decrease in accounts receivable         645,674      (1,784,429)
    (Increase) decrease in inventory                 1,299,015        (878,886)
    (Increase) decrease in prepaid expenses
     and other                                         (59,306)       (143,411)
    Increase in assets held for disposal              (538,140)            -
    Increase in payables and accrued liabilities     2,275,984       3,217,201
    (Increase) decrease in intangibles
     and other                                           6,469        (709,123)
                                                  ------------    ------------
       Total adjustments                             8,828,725       1,181,913
                                                  ------------    ------------
       Cash used in operating activities            (5,357,078)     (3,217,753)
                                                  ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                (778,553)     (2,876,398)
  Payments for acquisitions                                -        (4,361,505)
  Proceeds from dispositions                         1,009,239             -
  Note receivable                                     (200,000)            -
                                                  ------------    ------------
       Cash provided by (used in)investing
        activities                                      30,686      (7,237,903)
                                                  ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stock issuance                          10,000             -
  Proceeds from exercise of warrants                       -            30,859
  Borrowings from long-term debt                    10,873,473      11,245,187
  Payments on notes payable                         (5,638,679)       (887,058)
                                                  ------------    ------------
       Cash provided by financing activities         5,244,794      10,388,988
                                                  ------------    ------------

NET INCREASE (DECREASE) IN CASH                        (81,598)        (66,668)
CASH, beginning of period                              164,118         128,401
                                                  ------------    ------------
CASH, end of period                               $     82,520    $     61,733
                                                  ============    ============

Non-cash Financing Activities:
  Issuance of stock for acquisition               $        -      $    600,000
  Issuance of stock for debenture conversion         1,622,250             -
  Addition to paid-in-capital for debenture
   discount accretion                                1,150,000             -
  Contribution of capital                            2,595,601             -
  Capitalized lease obligation                             -         5,115,153
  Receipt of note receivable for sale of assets      1,012,383             -
  Stock issued for buyout option of royalty                -         2,000,000
  Purchase of common stock by forgiveness of
   indebtedness                                      2,362,564             -
  Issuance of common stock in connection with
   termination of employment agreements                840,000             -
  Issuance of additional shares for buyout option
   of royalty                                            2,000             -

SUPPLEMENTAL CASH FLOWS INFORMATION:
  Cash paid for-
       Interest                                   $    820,464    $    677,073
       Income taxes                                        -               -



            See notes to unaudited consolidated financial statements.

                    SILVERADO FOODS, INC. AND SUBSIDIARIES
                    --------------------------------------
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

1.  GENERAL:

The accompanying consolidated financial statements have been prepared by Silverado Foods, Inc. (the "Company") without audit and should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the Company's annual report and Form 10-K as of December 31, 1996. The foregoing financial statements include only normal recurring accruals and all adjustments, which the Company considers necessary for a fair presentation.


2.  DETAILS TO CONSOLIDATED BALANCE SHEETS:


Inventories consist primarily of finished goods and packaging supplies, which are stated at the lower of cost (first-in, first-out basis) or market as follows:

                                     September 30,  December 31,
                                         1997           1996
                                     ------------   ------------
Raw Materials                        $ 2,804,573    $ 2,348,945
Finished Goods                         1,503,447      3,709,774
                                     -----------    -----------
                                       4,308,020      6,058,719
Less:  Allowance for excess and
             obsolete inventory          (41,779)       (84,000)
                                     -----------    -----------
                                     $ 4,266,241    $ 5,974,719
                                     ===========    ===========

3.  LOSS PER SHARE:

For the three months ended September 30, 1997 and September 30, 1996, the loss per share calculation includes the weighted average number of shares outstanding for the period which were 8,942,884 and 6,233,395, respectively. For the nine months ended September 30, 1997 and September 30, 1996, the loss per share calculation includes the weighted average number of shares outstanding for the period, which were 8,095,436 and 6,210,914, respectively.

In March 1997, Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" was issued. SFAS No. 128 replaces primary earnings per share with basic earnings per share, and diluted earnings per share with fully diluted earnings per share. Under SFAS No. 128 the loss per share calculations includes the weighted average number of shares outstanding for the three and nine-month periods ended September 30, 1997 which were 10,824,097 and 8,767,481. The loss per share amounts are as follows:

                                             Three           Nine
                                             Months          Months
                                             Ending          Ending
                                               September 30, 1997
                                             ----------------------
          Basic EPS:
            Continuing Operations            $   (.54)     $ (1.42)
            Discontinued Operations              (.01)        (.20)
                                              -------       ------
               Total                             (.55)       (1.62)
                                              =======       ======


4.  NOTES RECEIVABLE

In April 1996, the Company sold its Gift and Gourmet division in consideration for a note receivable of $1,370,000 bearing interest at 11%. The terms of the note receivable called for interest only for the first two years and principal and interest over the remaining four years. No gain or loss was recognized on this transaction. During the second quarter of 1997, the Company provided a reserve against this note receivable in the amount of $1,000,000 due to the uncertainties surrounding the collection of this note receivable. Subsequent to September 30, 1997, the Company entered into an agreement to reacquire substantially all of the Gift and Gourmet assets previously sold in exchange for forgiveness of amounts owed to the Company by the purchaser. The Company plans to resell these assets and does not expect a gain or loss from the disposal of these assets.

On June 6, 1997, the Company sold certain assets originally acquired from the MarveLoaf Corp. for $1,062,000 including cash of $50,000 and a note receivable for $1,012,000. Interest is payable at 10% on March 31, 1998 and March 31, 1999. In addition, principal payments of $12,500 plus interest will be due quarterly beginning January 15, 2000 through 2006. No gain or loss was recognized on this sale.

5.  SHAREHOLDERS' EQUITY

In connection with the acquisition of Nonni's in 1993, the Company entered into a royalty agreement with three individuals that were the owners of Nonni's. This royalty agreement was terminated in July 1996 by issuing 700,000 shares of common stock with a guaranteed market price of $5.71 per share for the period of April 1, 1997 through December 31, 1997, payable in cash or stock at the Company's option plus an additional 200,000 shares that was contingent upon certain sales targets which were met during 1997. Through June 30,1997, certain shares were sold by these individuals at a price below the guaranteed market price. The Company is now obligated to issue approximately 2,894,329 shares in connection with those shares, which were sold as of September 30, 1997.

On September 30, 1997, the Company's chairman, Lawrence Field, acquired 1,790,694 shares of common stock at the closing market price as recorded by the American Stock Exchange on September 30, 1997 ($1 5/16), the proceeds of which was the forgiveness of $2,350,000 of indebtedness by the Company to Mr. Field. In addition, the Company's chairman has agreed to convert to equity an additional $1,500,000 of amounts due him by the Company during the fourth quarter at the prevailing market price of the Company's common stock at the time of conversion.

                                    PART I



                                  FINANCIAL
                                 INFORMATION

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                 ---------------------------------------------
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ------------------------------------------------

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto. The following table presents, as a percentage of net sales, certain selected financial data for the Company for the periods indicated:

                                                        Three Months                Nine Months
                                                            Ended                      Ended
                                                        September 30,               September 30,
                                                      ----------------            ----------------
                                                      1997        1996            1997        1996
                                                      ----        ----            ----        ----
Net Sales                                             100%        100%            100%        100%
Gross Profit                                           26          28              29          33
General and Administrative                             40          14              28          16
Selling and Marketing                                  25          21              24          21
Depreciation and Amortization of Intangibles            4           3               3           3
Interest & Other                                        7           3               9           3
Loss from Continuing Operations                       (50)        (13)            (35)        (11)
Loss from Discontinued Operations                      (1)         (4)             (5)         (2)
Net Loss                                              (51)        (17)            (40)        (13)

RESULTS OF OPERATIONS

The continuing operations information excludes the results from operations of the Company's non-snack tray direct store delivery business located in southern California which has been discontinued and the Company's catalog division which was sold during the third quarter. No income tax benefit has been recognized in connection with these discontinued operations due to the Company's net operating loss carry forward position.

PERIOD TO PERIOD COMPARISONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996

Net Sales. Total net sales for the three-month period ended September 30, 1997 decreased 3% to $11,688,000, versus $12,044,000 for the same period of 1996. All of the decrease was due to the snack tray segment whose sales declined from $5,656,000 to 5,312,000 and accounted for 45% of total sales for the quarter ending September 30, 1997 compared to 46% for the same period of 1996. The decrease in sales was due to a 5% reduction in the number of lower margin customer accounts that were cancelled by the Company, a slight decline in the average revenue dollar per exchange, and the sale of the Omaha Market Center of approximately $40,000. Sales in the specialty baked goods segment remained constant between the three months ended September 30, 1997 and September 30, 1996. Brand sales in the Company's biscotti product lines increased by $1,213,000 compared to the prior year quarter while sales for the bagel bar brands declined by $623,000 and sales for the Company's Maxi Crisp product line declined by $592,000.

Gross Profit.     Gross profit for the three months ended September 30, 1997 was
$2,986,000, a 13% decrease over the comparable period in 1996 of $3,425,000. Gross profit as a percentage of net sales decreased from 28% to 26%. Total gross profit in the snack tray segment was $2,035,000, a decrease of 12% over the prior year quarter and decreased as a percentage of net sales from 40% to 38%. This decrease in gross margin was a result of lower sales as discussed above and higher purchased product cost for the snack tray segment when compared to the same period of 1996. In the specialty baked goods segment, gross profit decreased from $1,105,000 to $951,000. This decrease in gross profit was due to lower margins from the biscotti brand sales resulting from a higher mix of sales to customers with a lower gross margins versus the sales mix to customers for the same period of 1996, and additional reserves for obsolete raw materials and packaging of $80,000.

General and Administrative.     General and administrative expenses increased
from $1,713,000 to $4,654,000, an increase of $2,941,000 and increased as a percentage of net sales from 14% to 40%. The majority of this increase was due to a charge of $2,055,000 related to the buyout of employment agreements from the former owners of the Company's Nonni's biscotti brands, the terms of which call for cash payments of $1,215,000 and the issuance of 840,000 shares of common stock. In addition, the Company incurred approximately $420,000 of consulting fees in the course of preparing its strategic operating plan for 1998 and beyond. The snack tray segment's general and administrative expenses increased by $190,000 or 19% due to higher payroll and other corporate expenses in the day to day operations.

Selling and Marketing.     Selling and marketing expenses increased from
$2,496,000 to $2,919,000, an increase of 17% over the comparable period of 1996 and increased as a percentage of net sales from 21% to 25%. This increase was due to increased sales and marketing expenses associated in the specialty baked goods segment related to new packaging design for Nonni's biscotti brands and market research expenses associated with new product development for bagel bar brands. Of the total increase, $167,000 was in the snack tray segment and was due to sales expenses associated with ongoing account maintenance for new snack tray accounts.

Depreciation and Amortization of Intangibles.    Depreciation and amortization
of goodwill and other intangibles increased from $411,000 to $486,000, an increase of 18% over the same period of 1996. The 1997 amount includes $128,000 of depreciation expense and $358,000 of amortization expense for the third quarter of 1997. The 1997 amount also includes $150,000 of amortization expense incurred to completely amortize certain snack category intangible assets. The 1996 amount includes $64,000 of depreciation and $347,000 of amortization expenses. In addition to these amounts, cost of goods sold includes depreciation expenses of $172,000 and $77,000 for the three months ended September 30, 1997 and 1996, respectively.

Interest and Other.     Interest and other expenses increased from $402,000 to
$855,000, an increase of $453,000. During the third quarter, approximately $260,000 of deferred financing fees associated with the first quarter 1997 Regulation S financing were expensed due to the conversion of the debentures to common stock.

Loss from Continuing Operations.     Losses from continuing operations increased
from $1,598,000 to $5,890,000, an increase of $4,292,000. This increase came from both the snack tray segment and the specialty baked goods segment and was due to the expenses associated with the employment agreement buyouts discussed above, higher sales and marketing expenses combined with higher depreciation, amortization and interest expenses more fully discussed above.

During the third quarter, the Company made the decision to downsize and decentralize its snack tray business by divesting all but a few key Honor Snack markets. The Omaha, Nebraska market center sale was accomplished in the third quarter. The Company does not anticipate a material book gain or loss from this divestiture.

Loss from Discontinued Operations.     During the fourth quarter of 1996, the
Company made the decision to sell its fresh bread direct store delivery distribution business located in southern California and in the second quarter of 1997, a decision was made to sell the catalog division located in Palestine, Texas. The Catalog Division sale closed in the third quarter. Therefore, the results from these businesses for comparable quarters is shown as discontinued operations and decreased from $440,000 to $70,000 from the third quarter of 1996 to the third quarter of 1997.

Net Loss.     The Company's net loss increased from $2,038,000 to $5,998,000, an increase of $3,960,000 over the comparable period for 1996. The increased losses are more fully discussed above.


PERIOD TO PERIOD COMPARISONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

Net Sales.     Total net sales increased 5% from $33,500,000 to $35,189,000.
Sales in the specialty baked goods segment increased by $1,959,000 or 13% while sales in the snack tray segment decreased by $270,000 to $17,422,000 or 2%. The increase in the specialty baked goods segment was due to higher biscotti brand sales over the same period of 1996 increasing by 22% or $1,673,000, higher sales from the Company's bagel bar brands increasing 39% or $1,988,000, offset by lower sales from the Maxi-Crisp product lines which decreased $1,702,000 or 71%.

Gross Profit. Gross profit decreased from $10,940,000 to $10,241,000, a decrease of 6%. Gross profit as a percentage of net sales decreased from 33% to 29%. Gross margins for the snack tray segment decreased as a percentage of sales from 43% to 41%. In the specialty baked goods segment, gross margins declined as a percentage of sales from 22% to 17%. This decrease was a result of lower gross margins from both biscotti brand sales and bagel bar brand sales due to a higher mix of lower margin sales to warehouse club customers during the first nine months of 1997 versus the same period of 1996.

General and Administrative.     General and administrative expenses increased
from $5,304,000 to $9,763,000, an increase of 84% and increased as a percentage of net sales from 16% to 28%. The snack tray segment's general and administrative expenses increased by $450,000 and the specialty baked goods segment's expenses increased by $4,009,000. In the specialty baked goods segment, $2,055,000 was due to the employment agreement buyout of the three former owners of the Company's Nonni biscotti brands discussed above and a $1,000,000 charge during the second quarter of 1997 as a reserve provision on a note receivable from the 1996 sale of the

Gift & Gourmet business. In addition, the Company has incurred approximately $450,000 in consulting fees in the course of preparing its strategic operating plan for 1998 and beyond.

Selling and Marketing.     Selling and marketing expenses increased from
$7,073,000 to $8,599,000 an increase of 22% and increased as a percentage of net sales from 21% to 24%. The snack tray segment's selling and marketing expenses increased by $412,000 to $4,828,000 while the specialty baked goods segment's expenses increased by $1,114,000. This latter increase in expenses was due to higher demonstration expenses associated with the bagel bar product brands, costs associated with new packaging designs for Nonni's biscotti brands, and market research expenses associated with new product development for bagel bar brands.

Depreciation and Amortization of Intangibles.     Amortization of goodwill and
other intangibles increased 4% to $1,181,000 when compared to the same nine months of 1996.

Interest and Other.     Interest and other expenses increased from $1,074,000 to
$3,157,000, an increase of $2,083,000. Of this amount, $1,150,000 related to the issuance of certain Regulation S debentures that occurred in the first quarter of 1997 that had a convertible feature at a discount to the market price of the common stock of the Company. This intrinsic value associated with the discount must be charged to interest expense over the holding period that the debentures are held by the debenture holder. In addition, approximately $260,000 of deferred financing fees associated with the first quarter 1997 Regulation S financing were expensed in the third quarter due to the conversion of the debentures to common stock.

Loss from Continuing Operations.     Losses from continuing operations increased
from $3,645,000 to $12,459,000, an increase of $8,814,000.  Of this amount,
$2,055,000 related to the employment agreement termination, $1,150,000 related to the interest expense charge related to the Regulation S debentures, and other increases from general and administrative and sales and marketing expenses as noted above.

Loss from Discontinued Operations. Losses from discontinued operations increased from $754,000 to $1,728,000, an increase of $974,000. During the fourth quarter of 1996, the Company made the decision to sell its distribution business located in southern California and in the second quarter of 1997, a decision was made to sell its catalog division located in Palestine, Texas. The sale of the catalog division closed in the third quarter. Therefore, the results from these businesses for comparable quarters is shown as discontinued operations.

Net Loss.     The Company's net loss increased from $4,400,000 to $14,186,000, an increase of $9,786,000 due to the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operations was $5,357,000 for the nine months ended September 30, 1997 compared to $3,218,000 for the nine months ended September 30, 1996. Net cash provided by investing activities was $31,000 compared to $7,238,000 used for the comparable period in 1996. Net cash generated from financing activities during the first nine months ended September 30, 1997 totaled $5,245,000 from net borrowings on long term debt.

The Company has a revolving credit facility of $7 million which was fully drawn as of September 30, 1997. Borrowings are based upon 80% of eligible accounts receivable and 50% of eligible inventories. The term of this revolver is for a period of three years (due in 1998) with interest at Wall Street Journal-Southwest Edition prime payable monthly and principal due at maturity. At September 30, 1997, the Company's borrowings under this line of credit exceeded the amounts available based upon the borrowing base of eligible accounts receivable and inventories. The Company's chairman and his spouse guarantee borrowings under this facility.

In addition, the Company has a $6 million note payable with another bank due in two years. The terms of this note call for interest only during the first year with principal and interest during the second year on a five-year amortization. This note payable is collateralized by certain assets of the Company and is guaranteed by the Company's chairman and his spouse along with another family member of the Company's chairman.

Currently, the Company is reviewing alternatives to refinance the working capital revolver and the note payable with other financial institutions. The $7,000,000 revolver is classified as current in the financial statements as of September 30, 1997. In the event that the Company is unable to close a financing transaction, the Company's chairman has agreed to fund any capital and operating requirements.

The Company is subject to various covenants associated with its revolving line of credit and term note, such as limitations on payments of dividends and on the sale of a substantial portion of assets and on future indebtedness.

The Company currently does not meet all of the American Stock Exchange's criteria for continued listing on the stock exchange. The Company has met with the Exchange periodically over the past two years, including a recent meeting in October 1997, to apprise the Exchange of its current financial condition, historical operating results as well as its preliminary 1998 budget, and current cashflow requirements. Due to the Company's failure to meet the Exchange's listing requirements, there can be no assurance in the future that the Company's common shares will continue to be listed on the American Stock Exchange.

The Company is currently in default on its revolving line of credit with a bank due to amounts borrowed in excess of the eligible borrowing base. The Company is currently reviewing alternatives to refinance this working capital revolver as well as other long-term debt. In the event that the Company is unable to close a financing transaction, the Company's chairman has agreed to fund any future capital and operating cash requirements.

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

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         Not applicable

ITEM 2.  CHANGES IN SECURITIES

         During the third quarter of 1997, the Company issued a total of 200,682 shares of common stock in connection with the conversion of convertible debentures previously issued by the Company in transactions effected pursuant to Regulation S promulgated under the Securities Act of 1933, as amended (the "Act"). The recipients of such shares of common stock were accredited investors (as defined in Regulation D promulgated under the Act). The shares of common stock issued upon such conversion were exempt from registration under the Act pursuant to Section 3(a)(9) of the Act. No commission or other remuneration was paid to a broker or placement agent in connection with such conversion. The dates of the Company's issuance instructions to its transfer agent and the conversion price per shares for each of such conversions is as follows:

Date                   Conversion Price  Number of Shares
----                   ----------------  ----------------
July 9, 1997                 $0.80            96,069
July 21, 1997                 0.70            60,000
August 1, 1997                0.64            44,613

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         As of September 30, 1997, the Company's borrowings on its bank revolving credit facility exceeded the borrowing base of eligible accounts receivable and inventories. The principal amount owed by the Company under such revolving credit facility is $7,000,000. The Company is current with respect to its required payments under such revolving credit facility.

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

                                     Silverado Foods, Inc.
                                     ---------------------
                                          Registrant

                                     By: /s/ Dorvin D. Lively
                                         ---------------------------------------
                                         Dorvin D. Lively
                                         Vice President, Chief Financial Officer
                                         and Secretary  (Duly Authorized
                                         Officer and Principal
                                         Accounting Officer)

Date:  November 14, 1997

                               INDEX TO EXHIBITS

     The following documents are included, as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.


27.0   FINANCIAL DATA SCHEDULE