Form 10-K
period 1997-12-31
SILVERADO FOODS INC
filed 1998-04-15
CIK 879425

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(Mark One)
   [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997

                                      OR

   [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from         to

                        COMMISSION FILE NUMBER 1-13260

                             SILVERADO FOODS, INC.
            (Exact name of registrant as specified in its charter)

             OKLAHOMA                                     73-1369218
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                      Identification No.)

            6846 SOUTH CANTON, SUITE 110
                  TULSA, OKLAHOMA                            74136
      (Address of principal executive offices)            (Zip Code)

      Registrant's telephone number, including area code:  (918) 496-2400

          Securities registered pursuant to Section 12(b) of the Act:

                                                 NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                  ON WHICH REGISTERED
            -------------------                  -------------------
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

[ ]  Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     As of April 14, 14,858,121 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the Common Stock held by non-affiliates was approximately $4,629,289.

                      DOCUMENTS INCORPORATED BY REFERENCE
None

================================================================================

                             SILVERADO FOODS, INC.
                                   FORM 10-K
                         YEAR ENDED DECEMBER 31, 1997
                               TABLE OF CONTENTS

                                    PART I
                                                                         Page
                                                                         ----
Item 1.  Business.....................................................    1
Item 2.  Properties...................................................    5
Item 3.  Legal Proceedings............................................    5
Item 4.  Submission of Matters to a Vote of Security-Holders..........    5

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder
         Matters......................................................    6
Item 6.  Selected Financial Data......................................    7
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations....................................    9
Item 7a. Quantitative and Qualitative Disclosures About Market Risk...   14
Item 8.  Financial Statements and Supplementary Data..................   14
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure.....................................   14

                                   PART III
Item 10. Directors and Executive Officers of the Registrant............  15
Item 11. Executive Compensation........................................  18
Item 12. Security Ownership of Certain Beneficial Owners and Management  21
Item 13. Certain Relationships and Related Transactions................  23

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K......................................................  24

         Signatures....................................................  28

                                    PART I

ITEM 1.  BUSINESS

General
-------

Silverado Foods, Inc. (the "Company") manufactures and markets various lines of branded specialty baked goods, including Nonni's/(R)/ biscotti and The Natural/(R)/ bagel bars, which are sold through multiple distribution channels. The Company sells to retail grocery and convenience stores, wholesale club stores, the food service industry and the vending industry.

The Company sold its mail order catalog business in the third quarter of 1997 and discontinued its snack tray business in the fourth quarter of 1997.

The Company was incorporated in Oklahoma on August 15, 1990. The Company's principal office is located at 6846 South Canton, Suite 110, Tulsa, Oklahoma 74136, and its telephone number is (918) 496-2400. Unless the context requires otherwise, all references to the "Company" include Silverado Foods, Inc. and its consolidated subsidiaries.

DIVESTITURE OF NONNI'S
----------------------

On April 6, 1998, the Company announced that it had entered into a letter of intent regarding a transaction whereby LF Capital Partners LLC, an affiliate of the investment banking firm Lazard Freres & Co. LLC, will acquire 90% of the Company's Nonni's/(R)/ Biscotti business in a recapitalization. Following the transaction, the Nonni's/(R)/ Biscotti business will be part of a privately held and majority owned subsidiary of LF Capital Partners LLC (the "Nonni's Entity").

The value to be received by the Company in the proposed transaction is $32 million, including approximately $26.25 million in cash at closing (subject to adjustments), $1.25 million in a minority investment in the common equity of the Nonni's Entity that the Company would retain, and $4.5 million in an earn-out agreement. The earn-out agreement would be based on the Nonni's Entity achieving certain EBITDA (earnings before interest, taxes, depreciation and amortization) targets over the 12 months ending April, 1999, and the amounts thereunder would be payable shortly after that 12-month period.

As part of the transaction, most of the Company's current management team would leave the Company and become employed by the Nonni's Entity, including Tim Bruer, the Company's current President and CEO and Dorvin Lively, the Company's Chief Financial Officer. The Nonni's Entity would provide certain transition services for a period of time to the Company for its remaining products, including bagel bars and pound cakes.

The transaction would include all of Nonni's/(R)/ assets, including the brand name, the equipment owned at the Tulsa, Oklahoma production facility, working capital, the lease on the Tulsa production facility, distribution rights, and other brands used for the biscotti product line. The transaction is subject to shareholder and regulatory approval, and the final terms need to be agreed upon pending due diligence by LF Capital Partners. The transaction is expected to close during the third quarter of 1998.

The Company also announced that it intends to sell the remaining operations of its bagel bar and pound cake business located in Santa Ana, California. This anticipated transaction should occur by year-end.

Management is currently investigating its alternatives for the future of Silverado, which include, but are not limited to, acquisitions or mergers, or liquidation of its remaining assets to shareholders.

COMPANY HISTORY
---------------

The Company was formed in August of 1990 and has made numerous acquisitions. During 1997, the Company took steps to make it a more narrowly focused specialty baked goods producer with an emphasis on biscotti and bagel bars as follows:

 .  The Company sold its mail order catalog business, which produced and sold specialty cakes and pies out of its plant in Palestine, Texas.
 . The Company announced its intention to discontinue the operations of its snack tray business and sold the operations of all but seven of its regional market centers, which are expected to be sold by mid-year 1998.
 .  The Company outsourced the production of Mom's Best pound cakes.
 . The Company exited the traditional round bagel business, whose market has become more of a commodity business.

These steps have positioned the Company to be a focused branded specialty baked goods producer, having leading brands in niche product categories in growth markets.

INDUSTRY OVERVIEW
-----------------

Branded specialty baked goods are baked products, which have a unique characteristic in one or more of the following: ingredients, process, packaging, or distribution. Specialty baked goods are sold to retail grocery stores, wholesale club stores, in-store deli-bakeries, food service distributors, the vending industry and mail order customers. There are several competitors in the specialty baked goods industry, which are much larger than the Company, such as Sara Lee and Campbell Soup. In addition, there are a number of small regional specialty baked goods companies that compete with the Company.

BUSINESS STRATEGY
-----------------

The Company believes its two main specialty baked goods, biscotti and bagel bars, are in attractive markets. Both markets are growing and have fragmented competition. The Company believes its differentiated offerings and ability to efficiently produce large volumes of product in each market can lead to significant market share gains in the future.

PRODUCTS
--------

The Company is the nation's largest producer of biscotti, an Italian cookie that is generally eaten with a cup of coffee, cappuccino, milk or espresso. Biscotti products vary as to flavor, product content and packaging and specifically due to customer preferences for flavor and package configuration. Additionally, the Company is one of the nation's largest producers of bagel bars (a hand-held, ready-to-eat, healthful meal replacement).

SALES AND DISTRIBUTION
----------------------

The Company's products are sold through multiple channels to serve customers in grocery, club, food service, vending and convenience store channels. Distribution is by direct store delivery, warehouse to warehouse and, in some cases, to independent warehouses pending orders from customers.

The Company's regional sales managers are responsible for maintaining close personal contact with each key account and, when necessary, servicing key customers' needs personally. The Company has a national network of brokers who specialize in grocery stores, food service, vending, convenience store, and wholesale club channels. Each broker's objective is to maintain existing business and grow new business in each of these channels. These brokers are managed by the regional sales managers.

OPERATIONS
----------

Production and Manufacturing. The Company currently operates two leased bakery facilities, one located in Santa Ana, California (48,000 sq. feet) which manufactures the bagel bar products and the other in Tulsa, Oklahoma (47,000 sq.
feet) where all biscotti products are produced. The Company uses a third party manufacturer (co-packer) for its Mom's Best/(R)/ pound cakes. The total sales from this product during 1997 were approximately 2% of consolidated net sales.

Suppliers. The major raw materials and ingredients purchased by the Company are nuts, sugar, flour, eggs, and chocolate. Some of these products are purchased as commodities and are subject to variations in costs over short periods of time, which fluctuations can cause minor impacts on gross margins.

COMPETITION
-----------

The specialty baked goods business is highly competitive and is comprised of a few large companies, such as Sara Lee and Campbell Soup, and numerous small regional companies. The Company believes that it has a competitive advantage in that it has the flexibility to develop products to meet the needs of key customers in a short time frame at a competitive cost and the ability to produce those products in significant quantities. Flexibility and responsiveness are believed to be an advantage over large competitors, while cost, volume and distribution are believed to be advantages over local and regional baking companies.

MAJOR CUSTOMERS
---------------

The Company had sales to two customers during 1997 that exceeded 10% of consolidated sales (Sam's Wholesale Club, 47%, and Price Costco, 27%.) Although these two customers make up a significant amount of the 1997 revenues, the Company believes its relationship with both customers to be excellent.

TRADEMARKS
----------

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

REGULATION
----------

The Company, as a manufacturer and marketer of food items, is subject to regulation by various government agencies, including specifically, the United States Food and Drug Administration. Under various statutes and regulations, such agencies prescribe requirements and establish standards for quality, purity and labeling. For example, under the Nutrition Labeling and Education Act of 1990, as amended, food manufacturers are now required to disclose nutritional information on their labels in a uniform manner. The finding of a failure to comply with one or more regulatory requirements can result in a variety of sanctions, including monetary fines and/or compulsory withdrawal of products from store shelves. The Company may also be required to comply from time to time with state and local laws regulating food handling and storage.

In addition to laws relating to food products, the Company is subject to various federal, state and local environmental laws and regulations, which limit the discharge, storage, handling and disposal of a variety of substances. The Company's operations are also governed by laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Administration Act and regulations and applicable state laws and regulations thereunder.

The Company believes that it currently complies in all material respects with the foregoing laws and regulations, although there can be no assurance that future compliance with such laws or regulations will not have a material adverse effect on the Company's financial condition or results of operations.

EMPLOYEES
---------

As of December 31, 1997, the Company employed 487 persons on a full-time basis. The Company is not a party to any collective bargaining agreement as of March 31, 1998. The Company believes its relations with its employees are satisfactory.

SEASONALITY
-----------

Historically, the Company's operations have been somewhat seasonal in nature, especially increased sales of biscotti in the fourth quarter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 2.  PROPERTIES

The Company's executive offices are located in Tulsa, Oklahoma where the Company leases 8,500 square feet of office space. This lease expires on January 1, 2000. The Company's lease on the 48,000 square foot facility in Santa Ana, California for bagel bar products expires in 2001. The Company also leases a 47,000 square foot facility in Tulsa, Oklahoma, which houses its specialty cookie products operations. This lease expires in 2006. The Company believes that its facilities are suitable and adequate for its immediate needs and that additional substitute space is available if needed to accommodate expansion of its product line.

ITEM 3.  LEGAL PROCEEDINGS

In December 1997, Rush Truck Leasing ("Rush") brought suit against the Company and others in Superior Court of the State of California (Orange County) alleging breach of a lease agreement concerning 18 Peterbilt trucks used by the Company in its California distribution operations. Rush is seeking the recovery of the trucks, as well as unspecified monetary damages. The Company is contesting the claims made by Rush and asserts that Rush has overcharged the Company. Although the Company cannot predict the outcome of this litigation, the Company does not expect this claim to have a material adverse impact on the Company's financial position or results of operations.

Additionally, the Company is a party to ordinary routine litigation incidental to its business, none of which is expected to have a material effect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

There were no matters submitted to the Company's stockholders during the fourth quarter of the fiscal year ended December 31, 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's Common Stock is traded on the American Stock Exchange ("AMEX") under the symbol "SLV." The high and low transaction prices for each quarter during fiscal 1996 and fiscal 1997 as traded on the AMEX are set forth below.

                                              STOCK PRICES
                                          ---------------------

     FISCAL 1996                          HIGH            LOW
     -----------                          ----            ---

     First Quarter                        $3 1/4         $2 1/2
     Second Quarter                       $3 15/16       $3
     Third Quarter                        $3 5/16        $2 3/8
     Fourth Quarter                       $3 1/8         $2 1/4

     FISCAL 1997
     -----------

     First Quarter                        $3             $1 7/8
     Second Quarter                       $2 3/8         $15/16
     Third Quarter                        $1 11/16       $3/4
     Fourth Quarter                       $1 3/8         $1/2


April 14, 1998, the Company had 14,858,121 shares of Common Stock outstanding, excluding 26,995 shares held in the Company's treasury, which were held by approximately 960 beneficial owners, represented by 130 shareholders of record.

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

CHANGES IN SECURITIES
---------------------

During the fourth quarter of 1997, the Company issued a total of 2,643,896 shares of common stock. Each of the issuances and sales described below was effected and relies upon an exemption from registration, under Section 4(2) of the Securities Act, for transactions by an issuer not involving any public offering, or other exemptions as set forth below. In connection with the conversion of convertible debentures previously issued by the Company in transactions effected pursuant to Regulation S promulgated under the Securities Act of 1933, as amended (the "Act"), the Company issued 2,036,042 shares. The recipients of such shares of common stock were accredited investors (as defined in Regulation D promulgated under the Act). The shares of common stock issued upon such conversion were exempt from registration under the Act pursuant to Section 3(a)
(9) of the Act. No commission or other remuneration was paid to a broker or placement agent in connection with such conversion. The dates of the Company's issuance instructions to its transfer agent and the conversion price per shares for each of such conversions is as follows:

          DATE               Conversion Price           Number of Shares
          ----               ----------------           ----------------
     October 2, 1997             $0.48125                    311,688
     October 2, 1997              0.525                      523,808
     October 2, 1997              0.4638                      93,789
     October 2, 1997              0.4463                     108,222
     October 2, 1997              0.5775                      99,999
     October 28, 1997             0.4638                     300,129
     October 31, 1997             0.4463                     249,381
     November 4, 1997             0.4375                     349,026

In connection with the price guarantee provisions of the Royalty Termination Agreement, the Company issued 343,731 shares on November 5, 1997. No commission or other remuneration was paid to a broker or placement agent in connection with such conversion.

In connection with consulting services performed for the Company, the Company issued 130,000 shares on October 31, 1997 with a value of $.63 per share. No commission or other remuneration was paid to a broker or placement agent in connection with such conversion.

In connection with the Restricted Stock Grant Agreement and Employment Agreement with Timothy G. Bruer, the Company issued 100,000 shares on October 31, 1997 with a value of $1.25 per share. No commission or other remuneration was paid to a broker or placement agent in connection with such conversion.

In connection with a Common Stock Warrant the Company issued 34,123 warrants on June 5, 1997 with an exercise price of $.44 per share. No commission or other remuneration was paid to a broker or placement agent in connection with such conversion.

In connection with two Promissory Note Agreements, the Company issued 35,000 warrants with an exercise price of $.50 per share on December 16, 1997 and 35,000 warrants with an exercise price of $.62 per share on December 19, 1997. No commission or other remuneration was paid to a broker or placement agent in connection with such conversion.

ITEM 6.  SELECTED FINANCIAL DATA

The following table of selected financial data should be read in conjunction with the Financial Statements required by Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7. The data set forth below has been restated to adjust for discontinued operations. In 1997, the Company discontinued the operations of its mail order catalog business and snack tray business. The combined sales from such businesses in 1996 were $28,940,000. See Note 4 to the Company's Consolidated Financial Statements.

                            SELECTED FINANCIAL DATA
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          Year Ended December 31, /(1)/
                                               -------------------------------------------------
STATEMENT OF OPERATIONS DATA:                    1997       1996      1995      1994      1993
                                               ---------  --------  --------  --------  --------
Net sales                                      $ 23,890   $24,524   $20,940   $15,555   $ 3,023

Gross profit                                      4,397     5,438     5,054     4,322       716

Operating loss                                   (8,537)   (4,179)   (3,043)   (1,213)   (1,620)

Interest and other                                3,285       951       236       758       401

Loss from continuing operations                 (11,822)   (5,130)   (3,278)   (1,971)   (2,021)

Income (loss) from discontinued
   operations                                    (6,680)   (2,329)   (1,435)     (235)      215

Net loss                                        (18,502)   (7,459)   (4,713)   (2,206)   (1,806)

Loss per share from continuing
   operations:/(2)/    Basic                      (1.11)     (.80)     (.56)     (.70)     (.64)
                       Diluted                    (1.36)     (.80)     (.56)     (.70)     (.64)

(Loss) Income per share from discontinued
   operations:/(2/)    Basic                       (.62)     (.37)     (.25)     (.08)      .07
                       Diluted                     (.76)     (.37)     (.25)     (.08)      .07

Net loss per share     Basic                      (1.73)    (1.17)     (.81)     (.78)     (.57)
                       Diluted                    (2.12)    (1.17)     (.81)     (.78)     (.57)

                                                              December 31, /(1)/
                                               -------------------------------------------------
BALANCE SHEET DATA:                              1997       1996      1995      1994      1993
                                               --------   -------   -------   -------   -------
Working capital (deficit)                      $(18,524)  $(8,301)  $   (34)  $ 2,884   $   357

Total assets                                     20,908    37,776    22,637    20,766    11,659

Long-term debt                                    5,360    13,442     8,294     4,552     8,334

Shareholders' equity (deficit)                   (7,332)    1,140     5,218     9,777    (1,708)

(1) Beginning shortly after inception, the Company consummated a series of acquisitions which affect the comparability between the historical net sales, gross profit, total assets and long-term debt for all years shown above. See Note 2 of Notes to the Company's Consolidated Financial Statements.
(2) The loss per share data reflects the weighted average number of shares outstanding, including contingent shares. See Note 1 and Note 8 to the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the information set forth under "Selected Financial Data" and the Company's Consolidated Financial Statements and notes thereto. The following table presents, as a percentage of net sales, certain selected financial data for the Company for the years indicated:

                                                         For the Years Ended
                                                             December 31,
                                                  ----------------------------------
                                                     1997        1996        1995
                                                  ---------   ---------   ----------

     Net sales                                       100%        100%         100%
     Gross profit                                     18          22           24
     General and administrative                       17          18           17
     Selling and marketing                            19          17           19
     Unusual charges                                  15           1            -
     Depreciation and amortization of goodwill
      and other intangibles                            4           3            3
     Interest and other                               14           4            1
     Loss from continuing operations                 (50)        (21)         (16)
     Loss from discontinued operations               (28)        (10)          (7)
     Net loss                                        (77)        (30)         (23)

RESULTS OF OPERATIONS
---------------------

The continuing operations information excludes the results from operations of the Company's snack tray business which was discontinued in the fourth quarter of 1997, the Company's direct store delivery business located in Southern California held for sale, and the Company's mail order business sold in the third quarter of 1997. No income tax benefit has been recognized in connection with these discontinued operations due to the Company's net operating loss carry forward position.

FISCAL 1997 COMPARED TO FISCAL 1996
-----------------------------------

Net Sales. Total sales for 1997 decreased slightly from $24,524,000 to $23,890,000. However, during this period Nonni's biscotti sales increased 14% from $12,903,000 to $14,747,000 as the Company's wholesale club sales continue to enjoy double-digit growth. In addition, the Company introduced new products into the grocery, vending, and convenience store channels. Bagel bar sales also increased over the prior year by 25% from $6,793,000 to $8,474,000, a portion of which was due to the acquisition of certain assets of The Bagel Place, Inc. in August 1996 and due to the Company expanding its product offering into the wholesale club channel. Offsetting these increased sales were sales declines in pound cakes of $1,818,000, a decrease in sales of crispy marshmallow square treats of $1,779,000 and other decreases of $562,000.

Gross Profit. Gross profit decreased by 19% from $5,438,000 to $4,397,000 and decreased as a percent of net sales from 22% to 18%. This decline was driven by a decrease in crispy marshmallow square treats of $374,000 caused by lower sales volumes in 1997, lower gross margin from bagel bar sales of $233,000, and lower gross margin from pound cakes of $90,000. The Company believes that changes made in late 1997 and in the first quarter of 1998 have improved both the biscotti and bagel bar gross margins over the full year 1997 level. These changes include reducing fixed plant overhead, repositioning the bagel bar program with wholesale clubs, rolling out new products of biscotti in the grocery, vending, and convenience store channels, and improvements in the Company's purchasing and logistics to capture savings throughout the supply chain.

General and Administrative. General and administrative expenses decreased by $391,000 from $4,333,000 to $3,942,000 and decreased from 18% to 17% of net sales. This decline was primarily in direct general and administrative expenses associated with the two manufacturing plants which decreased by $382,000 or 29% due to plant consolidations in late 1996 that reduced the Company's four manufacturing plants to two plants.

Selling and Marketing. Selling and marketing expenses increased by 8% from $4,111,000 to $4,435,000 and increased from 17% to 19% of net sales. This increase was due to higher demonstration expenses associated with the Company's bagel bar program with wholesale club customers. Offsetting this increase was lower selling and marketing expenses associated with biscotti, pound cakes, and lower corporate selling and marketing expenses.

Unusual Charges. Operating income for 1997 has been reduced for unusual items of $3,500,000 compared to $344,000 for 1996 and increased as a percentage of net sales from 1% to 15%. These charges included a $1,000,000 reserve against a note receivable arising from the 1996 sale of the Company's Gift and Gourmet business, $2,050,000 related to the settlement of three employment agreements with the former owners of Nonni's biscotti, and $450,000 related to a consulting study which took place in 1997 which ultimately resulted in the Company's decision to divest the mail order catalog business, the snack tray business, and other smaller non-strategic related business activities.

Depreciation and Amortization of Goodwill and Other Intangibles. Depreciation and amortization of goodwill and other intangibles increased by $227,000 to $1,057,000, or 27% and increased from 3% to 4% of net sales. Depreciation included in cost of goods sold was $638,000 in 1997 and $355,000 in 1996.

Interest and Other. Interest and other expenses increased by $2,334,000 to $3,285,000 and increased as a percent of net sales from 4% to 14%. This increase was caused by certain factors including a non-cash interest charge in the first quarter of $1,150,000 from a Regulation S offering.

FISCAL 1996 COMPARED TO FISCAL 1995
-----------------------------------

Net Sales. Total sales for 1996 increased by $3,584,000 to $24,524,000, an increase of 17%. Sales from businesses acquired accounted for $2,133,000 of the increase. The Company acquired certain assets of The MarveLoaf Corp. in January 1996 and certain assets of The Bagel Place, Inc. in August 1996. Sales were higher primarily because the Company's biscotti sales increased 77% over the 1995 level (an increase of $5,595,000) and sales from the bagel bar products increased by 54% (an increase of $2,370,000). These increases were partially offset by a decrease in sales from the Company's snack product line of $3,372,000 when sales from the crispy marshmallow square treat decreased over the prior year as other competitors entered the market place and the Company lost market share of its product.

Gross Profit. Gross profit increased by 8% from $5,054,000 to $5,438,000 and decreased as a percentage of net sales from 24% to 22% due to a number of factors, including higher than anticipated manufacturing costs during the fourth quarter as the Company consolidated its Hayward and Carpenteria, California plants and its Orlando, Florida plant into both the Tulsa, Oklahoma and the Santa Ana, California manufacturing facilities. This consolidation resulted in the elimination of certain products, adjustments to the carrying values for certain inventory items, lower margins during the start-up stages of these two new plants and other expenses, some of which management believes are non-recurring in nature but are included in cost of goods sold.

General and Administrative. General and administrative expenses increased by $754,000 to $4,333,000 and increased as a percentage of net sales from 17% to 18%. This decrease as a percentage of net sales was a result of the Company centralizing certain general and administrative functions with the plant consolidation program discussed above. Corporate overhead expenses increased as the Company consolidated certain functions from the closed plants into the corporate office and as the Company provided for a reserve against receivables related to the sale of the Gift and Gourmet division of $500,000.

Sales and Marketing. Sales and marketing expenses increased by $227,000 or 6% and decreased slightly as a percentage of net sales from 19% to 17%.

Unusual Charges. As a result of the Company's plant consolidation program in 1996, the Company incurred $344,000 of costs that management believes are non-recurring in nature. These expenses were associated with the plant shut-down and the consolidation program, including severance, rent expense and other costs associated with closing these facilities. These expenses represent 1% of net sales in 1996.

Depreciation and Amortization and Goodwill and Other Intangibles. Depreciation and amortization increased from $633,000 to $829,000, an increase of 31% while remaining at 3% of net sales. This increase relates primarily to the acquisitions and related goodwill discussed above. Other depreciation expense included in cost of goods sold above was $355,000 in 1996 and $252,000 in 1995.

Interest and Other. Interest expense increased from $236,000 to $951,000, an increase of $715,000. This increase was primarily due to higher debt outstanding during 1996 as compared to 1995 as the Company's borrowings increased primarily as a result of the acquisition of certain assets of The Bagel Place, Inc., capital expenditures incurred from the start-up of the Tulsa plant and funding for current year operating losses. These acquisitions and capital expenditures increased debt outstanding by approximately $8,000,000.

Loss from Discontinued Operations. Operating losses from discontinued operations increased from 7% to 10% of net sales, an increase of $894,000. This change was driven by an increase in depreciation and amortization of goodwill and other intangibles, higher sales and marketing expenses and higher general and administrative expenses as discussed above.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash used in operations was $6,275,000 for the year ended December 31, 1997, compared with $4,749,000 in the prior year. Net cash provided by investing activities was $352,000. Net cash generated from financing activities in 1997 was $5,815,000.

The Company's principal credit facilities include a $7,000,000 revolving credit agreement with a bank, of which the full amount had been drawn as of December 31, 1997. Borrowings under this facility are based upon a borrowing base defined as 80% of eligible accounts receivable and 50% of eligible inventories. This credit facility which expires in April 1998 is classified as current in the financial statements at December 31, 1997. On April 10, 1998, the Company entered into a factoring transaction using trade accounts receivable receiving approximately $1,869,000 in proceeds. Of this amount, $750,000 was used to reduce the revolving line of credit to $6,000,000. At the same time, the bank and the Company's Chairman and his spouse entered into an agreement whereby the remaining $6,000,000 owed to the bank was transferred from the Company to Mr. and Mrs. Field and the bank released the lien on accounts receivables and inventories. The Company also signed a note agreement with Mr. and Mrs. Field in the amount of $6,000,000. This note will become due on August 31, 1998 and interest is at local bank prime plus 1 1/2%. As of April 10, 1998, the Company owes the Chairman and his spouse $12,350,000.

In addition to the revolving credit facility, the Company has a $6,000,000 term note from another bank. At December 31, 1997, $6,000,000 was outstanding and interest is at prime. Interest is payable monthly and principal payments begin in May 1998, with a final balloon payment due in May 1999 based on a five-year amortization. This note is collateralized by the Company's machinery and equipment and also guaranteed by the Company's Chairman, his spouse and another family member of the Chairman.

Subsequent to year-end the Company placed $200,000 of debentures (due January 1999 with an interest rate of 8%) pursuant to Regulation S of the Securities Act of 1933, as amended. These debentures can be converted at any time after a holding period of 45 days at the lower of (a) 75% of the closing price of the common stock for the day immediately preceding the conversion date or (b) 75% of the average of the closing prices of the common stock for the five business days immediately preceding the date of subscription by the purchaser. These funds were used for working capital purposes. As of April 7, 1998, $50,000 of these debentures were converted into 94,715 shares of common stock.

The continuing losses from prior years and losses for 1997 combined with start up costs, acquisitions and consolidations, have required substantial capital and, have left the Company in a highly leveraged financial position as of December 31, 1997 with most of the Company's debt classified as current. However, on April 6, 1998, the Company announced that it had entered into a letter of intent to sell 90% of the Nonni's/(R)/ biscotti business for $32 million including a retained equity interest and an earn-out agreement of up to $4.5 million based upon Nonni's earnings before interest, taxes, depreciation and amortization for the twelve-month period ending April 30, 1999. The proceeds from this transaction will be used to pay all current and long-term debt as well as other obligations of the Company. This transaction is expected to close during the third quarter of 1998, but it is subject to the negotiation of a definitive agreement, as well as shareholder and regulatory approval. Accordingly, there can be no assurance that the transaction will occur.

The Company also announced on April 6, 1998 that it planned to dispose of the bagel bar business and its pound cake business located in Santa Ana, California. The Company believes that such a transaction will be consummated during 1998.

The Company will use the proceeds from the Nonni's sale along with the proceeds from the disposition of the remaining snack tray operations to satisfy current obligations of the Company. These proceeds should provide sufficient cash flow to the Company to pay off all current and long-term debt as well as provide any necessary working capital for the Company. The Company's operations for the first quarter of 1998 including biscotti, bagel bar, and pound cake businesses, generated positive cash flow and are expected to continue to be cash flow positive until ultimately disposed of later in 1998. See Note 14 to the notes to Consolidated Financial Statements for further information. Prior to the occurrence of the transaction, it may be necessary for the Company to utilize other short-term financing to fund its operations.

INFLATION
---------

The Company's business operations are subject to inflationary pressures. There can be no assurance that the Company will be able to increase prices in the event of increased labor and material costs.

FORWARD LOOKING STATEMENTS
--------------------------

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

YEAR 2000
---------

In the next two years, most companies will face a potentially serious information systems problem because many software applications and operational programs written in the past may not properly recognize calendar dates beginning in the year 2000. This problem could force computers to either shut down or provide incorrect data or information. The Company began the process of identifying the changes required to its computer programs and hardware in 1997. Software upgrades designed to correct the year 2000 problem have been implemented. The Company is currently evaluating the effect of the year 2000 problem on its hardware, and will correct any problems during 1998 and 1999.
The Company does not anticipate the cost of these software and hardware changes to have a material adverse impact on its business, financial condition, or results of operation.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data are set forth herein commencing on page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information with respect to the executive officers and directors of the Company. Directors are generally elected at the annual meeting of shareholders and hold office until the next annual meeting of shareholders and until their successors are elected and qualified.

Executive officers are elected by the Board of Directors and serve at its discretion.

          NAME                   AGE               POSITION
Lawrence D. Field                38     Director, Chairman of the Board
Timothy G. Bruer                 40     Director, President and Chief Executive
                                        Officer
Dorvin D. Lively                 39     Vice President, Chief Financial Officer
                                        and Secretary
Richard A. Hall                  58     Vice President of Operations
Robert W. Luttman                52     President of Silverado Marketing
                                        Services, Inc.
Gerald E. Milton                 54     Director
James K. Tolbert/(3)(1)/         41     Director
Milton D. McKenzie/(2)(1)(3)/    61     Director
Sam L. Susser/(2)/               34     Director
James H. Bankard/(1)(2)(3)/      53     Director

(1)  Member of Compensation Committee
(2)  Member of Audit Committee
(3)  Member of Stock Option Committee

Lawrence D. Field, age 38, the founder of the Company, has been a Director and Chairman of the Board of Directors of the Company since its inception in August 1990. He was also Chief Executive Officer of the Company from August 1990 to March 1997 and President of the Company from August 1990 to February 1994. Mr. Field has also served as President of Regent Private Capital Corp., an investment company, since February 1990. From September 1984 to February 1990, Mr. Field was Vice President and a shareholder of Capital Advisors, Inc., an investment management firm headquartered in Tulsa, Oklahoma, which managed investments for pension and profit sharing plans, foundations and individuals in the United States. From August 1982 to September 1984, Mr. Field served as Vice President of American Central Oil Corporation, an independent oil and gas company. Mr. Field graduated from the University of Texas at Austin in 1982 with a Bachelor of Science degree in Communications.

Timothy G. Bruer, age 40, joined the Company as a Director, Chief Executive Officer and President in April 1997. Immediately prior to joining the Company, Mr. Bruer served as Vice President/General Manager of the Culinary Division of Nestle USA. He joined Nestle in 1992 as Vice President of Business Development. From 1985 to 1992, he was a partner with Bain and Company, Inc., a national consulting firm. Mr. Bruer graduated from Stanford University in

1979 with a Bachelor of Arts degree in Economics and from the University of Chicago in 1985 with a Master of Business Administration degree.

Gerald E. Milton, age 54, has been a Director of the Company since January 1994, and served as President of the Company from February 1994 until March 1997. He also served as Chief Financial Officer of the Company from June 1993 until February 1995. From May 1989 to June 1993, Mr. Milton worked as an independent consultant and investor. From August 1987 to October 1989, he served as President and Chief Executive Officer of Engineered Films, Inc., a manufacturer of industrial packaging films. From September 1980 to August 1986, Mr. Milton was Chief Financial Officer of Linear Films, Inc., a manufacturer of industrial packaging films. He graduated from Oklahoma State University with a Bachelor of Science degree in Business and a Master of Business Administration.

James K. Tolbert, age 41, joined the Company as a Director in November 1990. Mr. Tolbert has been President of Tolbert Enterprises, Inc. in Tulsa, Oklahoma, a company that owns and operates several restaurants in Oklahoma and Texas, since April 1986. Prior to that time, he was a Land Manager of Texas Oil & Gas Corp., an independent oil and gas company, for seven years. He has a Bachelor of Business Administration Management degree from the University of Oklahoma.

Milton D. McKenzie, age 61, joined the Company as a Director in November 1990. He has been Chairman of the Board of Directors of GPM, Inc. and its predecessors, the General Partner of CAPMAC Eight-Two Limited Partnership ("CAPMAC"), since October 1983. CAPMAC is an investment company specializing in oil and gas exploration. From February 1970 to October 1983, he was President and/or Chairman of the Board of Directors of Viking Petroleum, Inc., an oil and gas exploration and production company located in Tulsa, Oklahoma. He has a Juris Doctor from the University of Denver Law School and an Engineering degree from Tulsa University.

Sam L. Susser, age 34, joined the Company as a Director in November 1990. In 1995, Mr. Susser became President and Chief Executive Officer of SSP, a joint venture of the Circle K Corporation and the Southguard Corporation ("Southguard"), which operates 173 convenience stores. Mr. Susser has been Chief Executive Officer of Southguard since January 1991, and served as Vice President, General Manager and Chief Financial Officer of Southguard from its founding in 1988 until January 1991. Prior to 1988, he was with the investment-banking firm of Salomon Brothers Inc. in New York, New York, for three years. Mr. Susser formed a new company, which he owns, Susser Holding, LLC which acquired Southguard Corporation, SSP Partners and its affiliates on January 29, 1998. Mr. Susser graduated from the University of Texas at Austin in 1985 with a Bachelor of Business Administration in Finance degree.

James H. Bankard, age 53, joined the Company as a Director in November 1996. Also in 1996, Mr. Bankard became President and Chief Operating Officer of Home Juice Company. The Company was founded in 1946 as a supplier and manufacturer for a variety of juice beverage products for the retail food industry. From 1988 to 1995 he was employed by the Quaker Oats Corporation serving as President of the Continental Coffee Products Company, then as President of Quaker Beverage Company. From 1973 to 1988 Mr. Bankard was employed by CFS

Continental, Inc./Continental Coffee Products Co. serving in various general management and senior management positions. Mr. Bankard has a Bachelor of Science degree in Industrial Administration from Yale University and an MBA from the Harvard Business School.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
-------------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than ten percent of the Common Stock, to report their initial ownership of the Common Stock and any subsequent changes in that ownership to the SEC and the American Stock Exchange, and to furnish the Company with a copy of each such report. SEC regulations impose specific due dates for such reports, and the Company is required to disclose in this Proxy Statement any failure to file by these dates during and with respect to fiscal 1997.

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during and with respect to fiscal 1997, all Section 16(a) filing requirements applicable to its officers, directors and more than ten percent shareholders were complied with, except as follows: (a) Lawrence D. Field, Chairman of the Board of the Company, filed late four Form 4 reports covering 23 transactions consisting of purchases of Common Stock in the open market, (b) Richard A. Hall, Vice President of Operations of the Company, filed late one Form 4 report covering one transaction consisting of the purchase of Common Stock in the open market and (c) Milton D. McKenzie, Director, filed late one Form 4 report covering one transaction consisting of the issuance of warrants for the purchase of common stock.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
-----------------------------------------------------------

During 1997, the Company's Compensation Committee was composed of Milton D. McKenzie, James H. Bankard and James K. Tolbert who also served the Company as independent Directors.

ITEM 11.  EXECUTIVE COMPENSATION

Each Director of the Company is reimbursed for expenses incurred in attending meetings of the Board of Directors and meetings of committees of the Board of Directors. The Directors currently do not receive any additional fees for their services as Directors of the Company. The Company's By-laws provide that the Company shall indemnify its Directors and Officers to the fullest extent permitted by Oklahoma law. The Company has also entered into indemnification agreements with and carries liability insurance on behalf of all of its Directors.

SUMMARY COMPENSATION TABLE
--------------------------

The following table sets forth certain information with respect to the compensation of the Company's Chief Executive Officer and each of the Company's other executive officers whose cash compensation, based on salary and bonus, exceeded $100,000 during 1997, for services in all capacities to the Company and its subsidiaries during each of the Company's last three fiscal years. No information is given as to any person for any fiscal year during which such person was not an executive officer of the Company.

                                                                              LONG-TERM COMPENSATION
                                                                ------------------------------------------------
                                        ANNUAL COMPENSATION              AWARDS                 PAYOUTS
                              -----------------------------------------------------------------------------------
                                                                RESTRICTED   SECURITIES    LONG-TERM
                                                 OTHER ANNUAL     STOCK      UNDERLYING    INCENTIVE     ALL OTHER
NAME AND PRINCIPAL             SALARY    BONUS   COMPENSATION    AWARD(S)   OPTIONS/SARS    PAYOUTS     COMPENSATION
    POSITION          YEAR      ($)       ($)      ($) (1)         ($)         (#) (2)        ($)           ($)



Lawrence D. Field,     1997    104,487     0          0              0            0            0          11,709(5)
 Chairman              1996    106,607     0          0              0            0            0              0
                       1995    100,000     0          0              0       15,000(3)         0              0

Timothy G. Bruer,      1997    162,180     0          0           62,500          0            0         157,256(6)
 President and
 Chief Executive
 Officer

Dorvin D. Lively,      1997    125,654     0          0              0            0            0              0
 Vice President,       1996    124,602     0          0              0            0            0              0
 Chief Financial       1995    110,492     0          0              0       20,000(4)         0              0
 Officer and
 Secretary

Richard A. Hall,       1997    104,487     0          0              0            0            0              0
 Vice President of     1996    114,365     0          0              0            0            0              0
 Operations            1995     13,462     0          0              0            0            0              0

Michael W. Knapik,     1997    142,962     0          0              0            0            0              0
 (7) Vice President    1996      2,718     0          0              0            0            0              0
 of  Sales and
 Marketing

(1) Does not include the value of prerequisites and other personal benefits because the aggregate amount of such compensation, if any, does not exceed the lesser of $50,000 or 10 percent of the total amount of annual salary and bonus for any individual named.
(2)  Consists solely of options to acquire share of Common Stock.
(3) Such option is subject to vesting upon the achievement of earnings target for 1997.
(4) Consists of two separate options, each of which provides for the option to purchase 10,000 shares of Common Stock. One of such options was subject to vesting upon the achievement of certain earnings target for 1995, which was not met.
(5)  Consists of payment of automobile lease.
(6) Consists of reimbursement of moving expenses of $94,756 and $62,500 of stock awards.
(7)  Michael W. Knapik resigned from the Company on March 6, 1998.

Options/SAR Grants in the Last Fiscal Year

The Company did not grant any options to the named executive officers of the Company during fiscal 1997. The Company has never granted any stock appreciation rights.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION/SAR VALUES
----------------------------

The following table sets forth certain information with respect to options exercised by the named executive officers of the Company during fiscal 1997, and the number and value of unexercised options held by such executive officers at the end of the fiscal year. The Company has never granted any stock appreciation rights.

                                                          NUMBER OF SECURITIES                 VALUE OF UNEXERCISED
                                                         UNDERLYING UNEXERCISED                    IN-THE-MONEY
                          SHARES                         OPTIONS/SARS AT FY-END               OPTIONS/SARS AT FY-END
                         ACQUIRED ON    VALUE                   (#) (2)                            ($) (1) (3)
                         EXERCISE      REALIZED      ------------------------------       -------------------------------
        NAME               (#)         ($) (1)       EXERCISABLE      UNEXERCISABLE       EXERCISABLE       UNEXERCISABLE
---------------------     -----                      -----------      -------------       ----------        -------------
Lawrence D. Field           0             0                0              15,000               0                  0
Timothy G. Bruer            0             0                0                 0                 0                  0
Dorvin D. Lively            0             0             10,000               0                 0                  0
Richard A. Hall             0             0                0                 0                 0                  0
Robert W. Luttman           0             0                0                 0                 0                  0

(1) Market value of the underlying securities at exercise date or fiscal year-end, as the case may be, minus the option exercise price.
(2) Does not include option shares pursuant to the Company's 1994 Stock Option Plan, which failed to vest in 1996.
(3) The closing price of the Common Stock on the American Stock Exchange on December 31, 1997, the last trading day of the fiscal year, was $0.5625

EMPLOYMENT AGREEMENTS AND CHANGE IN
CONTROL ARRANGEMENTS
--------------------

The Company has one employment agreement and change in control arrangement with the Company's Chief Executive Officer. This agreement sets his base salary at $250,000, provides for a performance bonus of up to 75% of his base salary, awards restricted and unrestricted stock at the commencement of his employment and awards stock options on an annual basis. In addition, Mr. Bruer is eligible for all Company benefits. Under a change of control within two years from the commencement of his employment, he immediately vests in all restricted stock and stock options.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS AND SECURITY OWNERSHIP OF MANAGEMENT
-----------------------------------------------------------

The following table sets forth certain information as of April 14, 1998, regarding the ownership of the Company's common Stock by (a) all persons known by the Company to be beneficial owners of more than five percent of such stock,
(b) each director and nominee for director of the Company, (c) each of the executive officers of the Company named in the Summary Compensation Table, and
(d) all executive officers and directors of the Company as a group. Unless otherwise noted, the persons named below have sole voting and investment power with respect to such shares.

============================================================================================================================
                                                                  SHARES BENEFICIALLY OWNED
NAME AND OWNER OR IDENTITY OF GROUP                                         (1)                      PERCENT OF CLASS(1)
============================================================================================================================
Lawrence D. Field
 6846 South Canton, Suite 110
 Tulsa, Oklahoma  74136                                                   6,664,865 (2)                      44.7

ML Oklahoma Venture Partners, Limited Partnership
 5100 East Skelly Drive, Suite 1060
 Tulsa, Oklahoma  74135                                                     792,802 (3)                       5.3

Milton D. McKenzie
 5727 South Lewis, Suite 125
 Tulsa, Oklahoma  74105                                                     863,680 (4)                       5.8

Timothy G. Bruer                                                            275,000 (5)                       1.9

Gerald E. Milton                                                             95,880 (6)                        *

James H. Bankard                                                             10,000 (7)                        *

Sam L. Susser                                                                 6,525                            *

James K. Tolbert                                                             43,800                            *

Dorvin D. Lively                                                             24,493 (8)                        *

Richard A. Hall                                                               5,500                            *

Robert W. Luttman                                                                 0                            --

All executive officers and directors as a group (10 persons)              7,989,743 (9)                      53.1
============================================================================================================================

*  Represents less than 1% of the Common Stock outstanding.
(1) Shares of Common Stock which were not outstanding but which could be acquired by a person upon exercise of an option or warrant within 60 days of April 14, 1998, are deemed outstanding for the purpose of computing the number of shares and the percentage of outstanding shares beneficially owned by such person. However, such shares are not deemed to be outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by any other person.
(2) Includes 721,063 shares owned by Regent Private Capital Corp. ("Regent"), with respect to which Mr. Field has sole voting and investment control as the controlling shareholder thereof, 42,424 shares purchasable pursuant to presently exercisable stock purchase warrants held by Mr. Field and Regent, 22,500 shares owned by Legacy Investment Partnership in which Mr. Field shares voting and investment control over such shares, and 7,875 shares held by the Silverado Foods, Inc. 401(k) Plan which are allocated to the account of Mr. Field.
(3) Includes 87,121 shares purchasable pursuant to presently exercisable stock purchase warrants. MLOK Co., Limited Partnership is the managing general partner of ML Oklahoma Venture Partners, Limited Partnership ("ML Oklahoma"). Merrill Lynch Venture Capital Inc., an indirect wholly owned subsidiary of Merrill Lynch & Co., Inc. is the sole general partner of MLOK Co., Limited Partnership. Merrill Lynch & Co., Inc. is a widely held public company. MLOK Co., Limited Partnership, Merrill Lynch Venture Capital Inc. and Merrill Lynch & Co., Inc. may be deemed to be the beneficial owners of these shares. Merrill Lynch & Co., Inc. disclaims beneficial ownership of these shares.
(4) Includes 191,250 shares owned by CAPMAC Eighty-Two Limited Partnership ("CAPMAC"), with respect to which Mr. McKenzie has sole voting and investment control as the general partner, 70,000 shares which may be acquired pursuant to common stock purchase warrants held by CAPMAC, and 25,000 shares owned by GPM, Inc. with respect to which Mr. McKenzie has sole voting and ownership control.
(5)  Includes 50,000 shares which are restricted and vest over two years.
(6) Includes 6,061 shares purchasable pursuant to presently exercisable stock purchase warrants.
(7) Includes 10,000 shares purchasable pursuant to presently exercisable stock options.
(8) Includes 10,000 shares purchasable pursuant to presently exercisable stock options and 3,393 shares held by the Silverado Foods, Inc., 401(k) Plan which are allocated to the account of Mr. Lively.
(9) Includes 538,485 shares purchasable pursuant to presently exercisable stock options and stock purchase warrants and which may be acquired pursuant to presently convertible debentures.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From time to time, Lawrence D. Field, the Chairman of the Board of Directors of the Company, has provided financing to the Company. For 1997, the largest amount of indebtedness to Mr. Field was $9,388,000, the lowest amount of indebtedness incurred was $6,085,000, at September 30, 1997, the amount of indebtedness repaid was $350,000, and the amount of indebtedness at year-end was $6,275,000, excluding accrued interest payable to Mr. Field. On September 30, 1997, Mr. Field forgave approximately $2,300,000 of debt in return for 1,790,694 shares of common stock. During 1997, Mr. Field also converted $2,900,000 of debentures to paid in capital. The amount of indebtedness as of April 10, 1998, was $12,350,000. Of such indebtedness, $6,275,000 bears interest at the rate of 8% per annum $6,000,000 bears interest at local prime plus 1 1/2%. The Company believes the terms of such financing are as favorable to the Company as those which it might have been able to obtain from an unaffiliated third party.

Also, from time to time, Mr. Field has guaranteed obligations of the Company. Currently, Mr. Field has guaranteed the Company's obligations with respect to a vehicle lease agreement with Timmer Leasing. Also, Mr. Field and his wife, Cynthia Field, have guaranteed the Company's line of credit with Bank One of Tulsa in the amount of $7,000,000, which bears interest at the prime rate published in The Wall Street Journal, and a term note with Bank of Oklahoma in the amount of $6,000,000, which bears interest at 8 1/2%. As compensation for providing such guaranty of the Company's lines of credit, the Company accrues to Mrs. Field a monthly fee of 1/12 of 1% of the outstanding balance under such line of credit. The Company believes that the terms of the arrangement with Mrs. Field are as favorable as those which it might have been able to obtain from an unaffiliated third party. Another family member of Mr. Field has also guaranteed the $6,000,000 term note at Bank of Oklahoma.

On December 11, 1997, CAPMAC Eighty-Two Limited Partnership ("CAPMAC"), a limited partnership of which Milton D. McKenzie, a shareholder and Director of the Company, has sole voting and investment control as the general partner, purchased $250,000 in principal amount of the Company's 14% notes. Mr. McKenzie also received Common Stock purchase warrants of 35,000 exercisable at $.50 per share. The Company believes the terms of such financing are as favorable to the Company as those which it might have been able to obtain from an unaffiliated third party.

On December 19, 1997, ML Oklahoma, a holder of 5.3% of the Company's stock purchased $250,000 in principal amount of the Company's 14% notes. ML Oklahoma also received Common Stock purchase warrants of 35,000 exercisable at $.63 per share. The Company believes the terms of such financing are as favorable to the Company as those which it might have been able to obtain from an unaffiliated third party.

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

3.2. Certificate of Amendment of Certificate of Incorporation of the Company filed June 17, 1992 (filed as Exhibit 3.2 to the S-1 Registration Statement).

3.3 Certificate of Amendment of Certificate of Incorporation of the Company filed August 4, 1993 (filed as Exhibit 3.3 to the S-1 Registration Statement).

3.4 Certificate of Amendment of Certificate of Incorporation of the Company filed June 2, 1994 (filed as Exhibit 3.6 to the S-1 Registration Statement).

3.5 Bylaws of the Company (filed as Exhibit 3.7 to the S-1 Registration Statement).

4.1 Form of Note Purchase Agreement (filed as Exhibit 4.3 to the Company's Form 10-Q for the quarterly period ended September 30, 1996).

4.2 Form of Common Stock Purchase Warrant (filed as Exhibit 4.3 to the Company's Form 8-K filed February 18, 1997).

4.3 Form of Registration Rights Agreement (filed as Exhibit 4.4 to the Company's Form 8-K filed February 18, 1997).

4.4     Form of 8% Convertible Debenture due December 31, 1999 (filed as Exhibit
        4.2 to the Company's Form 8-K filed February 11, 1998).

4.5 Form of Offshore Securities Subscription (filed as Exhibit 4.1 to the Company's Form 8-K filed February 11, 1998.)

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

10.9 Loan Agreement dated April 11, 1995, between the Company and Liberty Bank and Trust Company of Tulsa, National Association (filed as Exhibit
        10.1 to the Company's Form 10-Q for the quarterly period ended March 31,
        1995).

10.10 Security Agreement dated April 11, 1995, from the Company to Liberty Bank and Trust Company of Tulsa, National Association (filed as Exhibit
        10.2 to the Company's Form 10-Q for the quarterly period ended March 31,
        1995).

10.11 Third Amendment to Loan Agreement dated September 13, 1996, among the Company, Silverado Marketing Services, Inc., Texas B&B, Inc., Lawrence
        D. Field, Cynthia Field and Liberty Bank and Trust Company of Tulsa, National Association (filed as Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended September 30, 1996).

10.12 Form of Indemnification Agreement between the Company and each officer and director of the Company (filed as Exhibit 10.27 to the S-1 Registration Statement).

10.13* Stock Option Agreement dated as of June 2, 1994, in favor of David A. Hentschel for 3,000 shares (filed as Exhibit 10.29 to the S-1 Registration Statement).

10.14 Amended and Restated Registration Rights Agreement dated August 18, 1993, and Amendment to Amended and Restated Registration Rights Agreement dated December 20, 1993 (filed as Exhibit 10.30 to the S-1 Registration Statement).

10.15* Silverado Foods, Inc. 1994 Stock Option Plan (filed as Exhibit 10.31 to the S-1 Registration).

10.16* Amendment Number 1 to Silverado Foods, Inc. 1994 Stock Option Plan (filed as Exhibit A to the Company's Proxy Statement for Annual Meeting of Shareholders held May 12, 1995).

10.17 Lease Agreement dated November 3, 1995, between DCA Grantor Trust, as lessor, and The Company, as lessee (filed as Exhibit 10.32 to the Company's Form 10-K for the fiscal year ended December 31, 1995).

10.18* Silverado Foods, Inc. 401(k) Plan (filed as Exhibit 4(f)) to the Company's Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on December 8, 1995).

10.19 Royalty Termination Agreement dated November 8, 1996, among the Company, Nonni's Inc., Steve Sirianni, Tim Soldati and Rich Martin (filed as
        Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended September 30, 1996).

10.20* Settlement of Employment Agreement dated April 1, 1998 between the Company and Tim Soldati.

10.21* Settlement of Employment Agreement dated April 1, 1998 between the Company and Rich Martin.

10.22* Settlement of Employment Agreement dated April 1, 1998 between the Company and Steve Sirianni.

10.23* Employment Contract with Timothy G. Bruer (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended March 31, 1997).

10.24*  Restricted Stock Grant Agreement with Timothy G. Bruer (filed as Exhibit
        10.2 to the Company's Form 10Q for the quarterly period ended March 31,
        1997).

10.25 Promissory Note dated April 29, 1997 in the original principal amount of $6,000,000 payable to Bank of Oklahoma, N.A. (filed as Exhibit 10.1 to the Company's Form 10Q for the quarterly period ended June 30, 1997.)

10.26 Security Agreement dated April 29, 1997, from the Company to Bank of Oklahoma (filed as Exhibit 10.2 to the Company's Form 10Q for the quarterly period ended June 30, 1997).

10.27 Form of Promissory Note Agreement dated December 16, 1997 in the original principal amount of $250,000 payable to CAPMAC EIGHTY-TWO LIMITED PARTNERSHIP.

10.28 Form of Common Stock Purchase Warrant to CAPMAC EIGHTY TWO LIMITED PARTNERSHIP.

10.29 Form of Promissory Note Agreement dated December 19, 1997 in the original principal amount of $250,000 payable to ML Oklahoma.

10.30   Form of Common Stock Purchase Warrant to ML Oklahoma.

21. Subsidiaries of the Company (filed as Exhibit 21 to the Company's Form 10-K for the fiscal year ended December 31, 1995).

23.     Consent of Arthur Andersen LLP.

27.     Financial Data Schedule.

        * Management contract or compensatory plan or arrangement.

(b)   Reports on Form 8-K
      None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                SILVERADO FOODS, INC.



Date: April 14, 1998                            By: /s/ Lawrence D. Field
                                                   ------------------------
                                                   Lawrence D. Field
                                                   Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


NAME                          TITLE                                   DATE
----                          -----                                   ----

/s/ Lawrence D. Field     Director and Chairman of the Board      April 14, 1998
------------------------
Lawrence D. Field


/s/ Timothy G. Bruer      President and Chief Executive Officer   April 14, 1998
------------------------
Timothy G. Bruer


/s/ James H. Bankard      Director                                April 14, 1998
------------------------
James H. Bankard


/s/ Milton D. McKenzie    Director                                April 14, 1998
------------------------
Milton D. McKenzie


/s/ Gerald E. Milton      Director                                April 14, 1998
------------------------
Gerald E. Milton


/s/ Sam L. Susser         Director                                April 14, 1998
------------------------
Sam L. Susser


/s/ James K. Tolbert      Director                                April 14, 1998
------------------------
James K. Tolbert


/s/ Dorvin D. Lively      Vice President, Chief Financial         April 14, 1998
------------------------  Officer and Secretary  (Principal
Dorvin D. Lively          Financial Officer and Principal
                          Accounting Officer)

                         INDEX TO FINANCIAL STATEMENTS


SILVERADO FOODS, INC. AND SUBSIDIARIES

Report of independent public accountants                         F-2

Consolidated balance sheets as of December 31, 1997 and 1996     F-3

Consolidated statements of operations for the years ended
December 31, 1997, 1996 and 1995                                 F-4

Consolidated statements of shareholders' equity for the years
ended December 31, 1997, 1996 and 1995                           F-5

Consolidated statements of cash flows for the years ended
December 31, 1997, 1996 and 1995                                 F-6

Notes to consolidated financial statements                       F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and
Shareholders of Silverado Foods, Inc.:

We have audited the accompanying consolidated balance sheets of Silverado Foods, Inc. (an Oklahoma corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Silverado Foods, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.


                                         ARTHUR ANDERSEN LLP


Tulsa, Oklahoma
April 10, 1998

                    SILVERADO FOODS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              December 31
                                                     --------------------------
   ASSETS                                                 1997          1996
                                                          ----          ----
CURRENT ASSETS:
   Cash                                              $     56,359  $    164,118
   Accounts receivable, net                             2,689,893     4,605,632
   Inventories, net                                     1,204,321     5,974,719
   Prepaid expenses and other                             365,069       560,372
                                                     ------------  ------------
     Total current assets                               4,315,642    11,304,841
                                                     ------------  ------------

NET ASSETS HELD FOR SALE                                2,835,459       188,324

NOTES RECEIVABLE                                        1,178,582     1,315,584

PROPERTY, PLANT AND EQUIPMENT, net                      7,086,488    11,829,580
GOODWILL AND OTHER INTANGIBLES, net                     5,492,027    13,137,613
                                                     ------------  ------------
     Total assets                                    $ 20,908,198  $ 37,775,942
                                                     ============  ============

   LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Current maturities of long-term debt             $  14,257,040  $  8,637,272
   Short-term notes payable                               500,000           -
   Trade accounts payable                               4,516,522     8,338,029
   Accrued liabilities                                  3,291,737     2,324,039
   Other liabilities                                      274,283       306,974
                                                     ------------  ------------
     Total current liabilities                         22,839,582    19,606,314
                                                     ------------  ------------

LONG-TERM DEBT, less current maturities                 5,360,086    13,442,197
OTHER                                                      40,967     3,587,632
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
   Common stock, $.01 par value, 20,000,000 shares        117,018        72,583
      authorized 11,701,757 issued, 11,674,762
      outstanding
   Warrants                                                46,549        61,563
   Additional paid-in-capital                          28,843,461    18,843,454
   Accumulated deficit                                (36,274,813)  (17,773,149)
                                                     ------------  ------------
                                                       (7,267,785)    1,204,451
   Less: Treasury stock                                   (64,652)      (64,652)
                                                     ------------  ------------
     Total shareholders' equity (deficit)              (7,332,437)    1,139,799
                                                     ------------  ------------
       Total liabilities and shareholders' equity
         (deficit)                                   $ 20,908,198  $ 37,775,942
                                                     ============  ============


The accompanying notes are an integral part of these consolidated financial statements.

                    SILVERADO FOODS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                           FOR THE YEAR ENDED DECEMBER 31,
                                     ------------------------------------------
                                         1997           1996           1995
                                         ----           ----           ----
NET SALES                            $ 23,890,141   $ 24,524,007   $ 20,939,961
COST OF SALES                          19,492,693     19,085,864     15,885,340
                                     ------------   ------------   ------------
  Gross profit                          4,397,448      5,438,143      5,054,621
                                     ------------   ------------   ------------


OPERATING EXPENSES:
  General and administrative            3,942,493      4,332,690      3,579,127
  Selling and marketing                 4,434,757      4,111,457      3,884,560
  Unusual charges                       3,500,000        344,000            -
  Depreciation                            144,502        148,801        134,402
  Amortization of goodwill
   and other intangibles                  912,279        680,633        499,068
                                     ------------   ------------   ------------
                                       12,934,031      9,617,581      8,097,157
                                     ------------   ------------   ------------

OPERATING LOSS                         (8,536,583)    (4,179,438)    (3,042,536)

OTHER INCOME (EXPENSE):
  Interest                             (1,939,298)      (957,975)      (139,648)
  Accretion of debenture discount      (1,150,000)           -              -
  Other, net                             (195,965)         7,376        (96,030)
                                     ------------   ------------   ------------
                                       (3,285,263)      (950,599)      (235,678)
                                     ------------   ------------   ------------

  LOSS FROM CONTINUING OPERATIONS     (11,821,846)    (5,130,037)    (3,278,214)

DISCONTINUED OPERATIONS
  Operating Loss                       (3,458,216)    (2,328,963)    (1,434,797)
  Loss on Disposal                     (3,221,602)           -              -
                                    -------------   ------------   ------------
LOSS FROM DISCONTINUED OPERATIONS      (6,679,818)    (2,328,963)    (1,434,797)
                                    -------------   ------------   ------------

  NET LOSS                          $ (18,501,664)  $ (7,459,000)  $ (4,713,011)
                                    =============   ============   ============

BASIC LOSS PER SHARE FROM:

  CONTINUING OPERATIONS             $       (1.11)  $      (0.80)  $      (0.56)
  OPERATING LOSS FROM DISCONTINUED
    OPERATIONS                              (0.32)         (0.37)         (0.25)
  LOSS ON DISPOSAL                          (0.30)           -              -

                                    -------------   ------------   ------------
NET LOSS PER SHARE                  $       (1.73)  $      (1.17)  $      (0.81)
                                    =============   ============   ============

DILUTED:

  CONTINUING OPERATIONS             $       (1.36)  $      (0.80)  $      (0.56)
  OPERATING LOSS FROM DISCONTINUED
    OPERATIONS                              (0.39)         (0.37)         (0.25)
  LOSS ON DISPOSAL                          (0.37)           -              -
                                    -------------   ------------   ------------

NET LOSS PER SHARE                  $       (2.12)  $      (1.17)  $      (0.81)
                                    =============   ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                    SILVERADO FOODS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                     Common Stock         Treasury Stock
                                 -------------------   -------------------               Additional
                                   Number                Number                            Paid-In     Accumulated
                                 of Shares    Amount   of Shares    Amount    Warrants     Capital        Deficit         Total
                                 ---------    ------   ---------    ------    --------     -------        -------         -----
Balance, December 31, 1994        5,752,680     57,528  (26,995)    (64,652)    149,528    15,235,563    (5,601,138)     9,776,829
 Conversion of warrants             162,829      1,628      -           -       (72,120)      142,612           -           72,120
 Exercise of common stock options    67,500        675      -           -           -          81,675           -           82,350
 Net loss                               -          -        -           -           -             -      (4,713,011)    (4,713,011)
                                 ----------  ---------  -------   ---------   ---------  ------------  ------------   ------------
Balance, December 31, 1995        5,983,009     59,831  (26,995)    (64,652)     77,408    15,459,850   (10,314,149)     5,218,288
 Accretion of common stock
  subject to price guarantee            -                                                    (131,250)          -         (131,250)
 Exercise of Warrants                35,651        356      -           -       (15,845)       31,334           -           15,845
 Issuance of common stock
  in connection with acquisition    200,000      2,000      -           -           -         598,000           -          600,000
 Issuance of common stock
  in connection with settlement
  of royalty agreement              700,000      7,000      -           -           -       1,993,000           -        2,000,000
 Issuance of common stock in
  connection with debenture
  conversion                        187,012      1,870      -           -           -         605,919           -          607,789
 Exercise of common stock
  options                            90,000        900      -           -           -         108,900           -          109,800
 Issuance of common stock            62,571        626      -           -           -         177,701           -          178,327
 Net loss                               -          -        -           -           -             -      (7,459,000)    (7,459,000)
                                 ----------  ---------  -------   ---------   ---------  ------------  ------------   ------------
Balance, December 31, 1996        7,258,243  $  72,583  (26,995)  $ (64,652)  $  61,563  $ 18,843,454  $(17,773,149)  $  1,139,799
 Issuance of common stock in
  connection with debenture
  conversion                      3,611,293     36,114      -           -           -       2,813,886           -        2,850,000
 Exercise of warrants                34,123        341      -           -       (15,014)       29,687           -           15,014
  Contribution of capital               -          -        -           -           -       2,595,601           -        2,595,601
  Accretion of debenture
   discount                             -          -        -           -           -       1,150,000           -        1,150,000
  Issuance of common stock
   in connection with
   settlement of royalty
   agreement                        543,731      5,437      -           -          -           (5,437)          -              -
 Purchase of common stock
   by foregiveness of
   indebtedness                      16,367        163      -           -          -        2,362,400           -        2,362,563
 Stock Grant                        100,000      1,000      -           -          -          124,000           -          125,000
 Issuance of common stock
  in return for consulting
  services                          130,000      1,300      -           -          -           79,950           -           81,250
 Purchase of common stock
  by management                       8,000         80      -           -          -            9,920           -           10,000
 Issuance of common stock
  in connection with
  settlement of employment
  agreement                             -          -        -           -          -          840,000           -          840,000
 Net loss                               -          -        -           -          -              -     (18,501,664)   (18,501,664)
                                 ----------  ---------  -------   ---------   ---------  ------------  ------------   ------------
Balance, December 31, 1997       11,701,757  $ 117,018  (26,995)  $ (64,652)  $  46,549  $ 28,843,461  $(36,274,813)  $ (7,332,437)
                                 ----------  ---------  -------   ---------   ---------  ------------  ------------   ------------



  The accompanying notes are an integral part of these consolidated financial statements.

                     SILVERADO FOOD, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                         For the Year Ended December 31,
                                 ----------------------------------------------
                                      1997             1996           1995
                                      ----             ----           ----
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net loss                        $(18,501,664)   $  (7,459,000)  $ (4,713,011)
                                  -------------   --------------  -------------

Adjustments to reconcile net
 loss to cash used in operating
 activities--
  Depreciation and amortization      2,220,053        2,139,414      1,362,379
  Accretion of debenture discount    1,150,000              -              -
  Provision for note receivable      1,000,000              -              -
  Loss on sale of assets and
   assets held for sale              3,473,599              -              -
  Employment Agreement Expense         840,000              -              -
  Change in assets and liabilities,
   net of effect of acquisitions
    (Increase) decrease in
     accounts receivable             1,225,810       (2,431,908)       626,109
    (Increase) decrease in
     inventory                       1,535,135         (356,735)      (603,780)
    (Increase) decrease in prepaid
     expenses and other                227,701          238,722       (166,901)
    Increase in assets held for
     disposal                         (731,699)             -              -
    Increase (decrease) in
     payables and accrued
     liabilities                     1,099,599        3,578,552      1,636,557
    (Increase) decrease in
     intangibles and other             185,616         (458,110)      (501,229)
                                  -------------   --------------  -------------
      Total adjustments             12,225,814        2,709,935      2,353,135
                                  -------------   --------------  -------------
      Cash used in operating
       activities                   (6,275,850)      (4,749,065)    (2,359,876)
                                  -------------   --------------  -------------


CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Capital expenditures                (978,406)      (3,891,533)      (630,852)
  Payments for acquisitions                -         (4,224,376)    (2,378,952)
  Proceeds from dispositions         1,530,755              -              -
  Note receivable                     (200,000)             -              -
                                  -------------   --------------  -------------
      Cash provided by (used
       in) investing
       activities                      352,349       (8,115,909)    (3,009,804)
                                  -------------   --------------  -------------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Proceeds from stock issuance          25,013          128,141        154,470
  Borrowings from long-term debt    11,545,000       13,743,629      9,308,150
  Payments on notes payable and
   long-term debt                   (5,754,271)        (971,079)    (4,522,749)
                                  -------------   --------------  -------------
      Cash provided by financing
       activities                    5,815,742       12,900,691      4,939,871
                                  -------------   --------------  -------------

NET INCREASE (DECREASE) IN CASH       (107,759)          35,717       (429,809)
CASH, beginning of period              164,118          128,401        558,210
                                  -------------   --------------  -------------
CASH, end of period               $     56,359    $     164,118   $    128,401
                                  =============   ==============   =============

Non-cash Financing Activities:
  Issuance of stock for debenture
   conversion                     $  2,850,000    $         -     $        -
  Addition to paid-in-capital
   for debenture discount
   accretion                         1,150,000              -              -
  Debenture conversion to paid
   in capital                        2,595,601              -              -
  Reclassification of capitalized
   lease obligation to operating
   lease                            (3,768,880)       5,115,153            -
  Receipt of note receivable for
   sale of assets                    1,012,383              -              -
  Stock issued for buyout option
   of royalty                             -           2,000,000            -
  Purchase of common stock by
   forgiveness of indebtedness       2,362,563              -              -
  Issuance of common stock in
   connection with termination
   of employment agreements            840,000              -              -
  Exercise of warrants for common
   stock                                15,014           15,845         72,120

SUPPLEMENTAL CASH FLOWS INFORMATION:

  Cash paid for-
   interest                       $  1,289,269    $     930,230   $    757,922


The accompanying notes are an integral part of these consolidated financial statements.

                     SILVERADO FOODS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS

Silverado Foods, Inc. (the Company), an Oklahoma corporation, was incorporated on August 15, 1990. The Company manufactures and markets a diversified line of specialty baked goods through multiple distribution channels throughout the United States and parts of Canada.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Silverado Foods, Inc. and its wholly-owned subsidiaries. Acquired businesses are included in results of operations effective with the closing dates of the various acquisitions (see Note 2). All significant intercompany accounts and transactions have been eliminated in consolidation.

RECLASSIFICATIONS

Certain reclassifications to the consolidated financial statements for the year ended December 31, 1996 and 1995 have been made to conform to the presentation of the December 31, 1997 consolidated financial statements. As discussed in Note 4, the Company discontinued certain operations in 1997. The 1997 balance sheet and related disclosures appropriately reflect the net assets of those operations as "held for sale". The 1996 balance sheet and related disclosures have not been restated to reflect those net assets as "held for sale".

INVENTORIES

Inventories consist primarily of finished goods, ingredients and packaging supplies which are stated at the lower of cost (first-in, first-out basis) or market as follows:

                                                            December 31,
                                                      ------------------------
                                                         1997         1996
                                                         ----         ----

Raw materials                                         $  908,105   $2,348,945
Finished goods                                           370,192    3,709,774
                                                      ----------   ----------
                                                       1,278,297    6,058,719
Less - allowance for excess and obsolete inventory       (73,976)     (84,000)
                                                      ----------   ----------
                                                      $1,204,321   $5,974,719
                                                      ==========   ==========

PROPERTY, PLANT AND EQUIPMENT

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

REVENUE RECOGNITION

Revenues are recognized upon shipment of the product.

FEDERAL AND STATE INCOME TAXES

The Company uses the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws in effect or that will be in effect when the differences are expected to reverse.

LOSS PER SHARE

In February 1997, Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" was issued. SFAS No. 128 replaces primary earnings per share with basic earnings per share and fully diluted earnings per share with diluted earnings per share. Under SFAS No. 128, the loss per share calculations include the weighted average number of shares outstanding for the years ending December 31, 1997, 1996, and 1995. As discussed in Note 8, included in basic loss per share are 1,973,094 contingent shares. The diluted loss per share does not reflect the contingent shares, stock options, or convertible instruments because the inclusion of such items would be anti-dilutive. The weighted average number of shares outstanding for the basic earnings per share were 10,697,561, 6,384,651, and 5,832,896, respectively. The weighted average number of shares calculated for the diluted earnings per share were 8,724,467,

6,384,651, and 5,832,896, respectively. Adoption of SFAS No. 128 did not affect the 1996 and 1995 weighted average number of shares outstanding calculations.

CASH FLOWS INFORMATION

For purposes of the consolidated statements of cash flows, all highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents.

CONCENTRATION OF CREDIT RISK

The Company extends trade credit to various companies in the food sales markets in the normal course of business. Within these markets, certain concentrations of credit risk exist. These concentrations of credit risk may be similarly affected by changes in economic or other conditions and may, accordingly, impact the Company's overall credit risk. However, management does not believe that there are material risks associated with consolidated receivables and that allowances for doubtful accounts are adequate to absorb estimated future losses.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company values financial instruments as required by Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments". The Company estimates the value of its debt based on the estimated borrowing rates currently available to the Company for debt with similar terms and remaining maturities. The estimated fair value of the Company's debt at December 31, 1997 and 1996, was $18.5 million and $20.1 million, respectively, compared with a carrying value of $20.1 million and $22.1 million, respectively.

The carrying value of other financial instruments approximates fair value because of the short maturity of those instruments.

2.  ACQUISITIONS:

During the three year period ended December 31, 1997, the Company's acquisitions have all been accounted for using the purchase method of accounting. The significant acquisitions and their terms are summarized below:

MARVELOAF

In June, 1997, the Company sold the previously acquired assets of the MarveLoaf Corporation back to the original owner for $50,000 cash and a note receivable for $1,069,000. No gain or loss was recognized.

THE BAGEL PLACE

On August 7, 1996, the Company acquired certain assets of The Bagel Place, Inc. in Santa Ana, California (Bagel Place) for approximately $2,800,000 including the assumption of certain liabilities of approximately $342,000. The assets acquired were previously used in the business of producing bagels and bagel related products.

NONNI'S

In December 1993, the Company purchased certain assets of Nonni's for a purchase price of approximately $990,000. The Company paid approximately $295,000 in cash, issued $180,000 of notes payable, assumed certain liabilities and issued 78,750 shares of the Company's common stock. Approximately $272,000 of the assumed liabilities were paid at the acquisition date. The Company also entered into a seven-year royalty agreement with the sellers, which was amended in October 1994 and was terminated in July 1996. The amended agreement provided the Company with the option to purchase the royalty obligation for $3,200,000. The termination of this royalty agreement in July 1996 was effected by the Company issuing 700,000 shares of common stock and recognizing an additional $2,000,000 of goodwill. Additionally, the agreement provided for the issuance of an additional 200,000 shares of common stock if sales of products, which were subject to the original royalty, exceeded $10,000,000 for any twelve month period beginning July 1996 through July 1999. This target was met and an additional 200,000 shares were issued in 1997. The Company guaranteed a market price of $5.71 per share for both the 700,000 and 200,000 shares under certain circumstances. Such guarantee is payable in cash or stock, at the option of the Company. As of December 31, 1997, the Company has the obligation to issue 3,018,539 additional shares under this price guarantee.

Also in connection with the acquisition, the Company entered into a seven-year employment agreement with the three selling shareholders. Effective October 1, 1994, this agreement was amended and then terminated in 1997 by the Company agreeing to pay $1,125,000 and issue 840,000 shares of common stock to the three selling shareholders. As of December 31, 1997, $204,949 of this amount had been paid and the Company was obligated to issue the 840,000 shares.

SUPPLEMENTARY CASH FLOW INFORMATION

The following summarizes the liabilities assumed/issued in connection with all the acquisitions discussed above, net of cash held by the companies acquired, if any.

                                      December 31,
                                 ----------------------
                                    1996        1995
                                    ----        ----
Fair value of assets acquired    $4,783,535  $2,266,174
Cash paid                         4,112,415   2,255,975
                                 ----------  ----------
Liabilities assumed/issued       $  671,120  $   10,199
                                 ==========  ==========

UNAUDITED PRO FORMA INFORMATION

Unaudited pro forma results of operations for the year ended December 31, 1996, and 1995 give effect to acquisitions as if they had occurred on January 1, 1996. The unaudited pro forma information is presented in response to applicable accounting rules relating to acquisition transactions. It is not necessarily indicative of the actual results that would have been achieved had the transactions occurred on January 1 of the respective years, and is not necessarily indicative of future results.

                                                       1996           1995
                                                       ----           ----
Net sales                                         $ 28,629,000     32,572,000
Gross profit                                         6,213,000      8,434,000
Loss from continuing operations                     (6,633,000)   (24,809,000)

3.  UNUSUAL CHARGES:

Operating income for 1997 has been reduced for unusual items of $3,500,000. These charges included a $1,000,000 reserve against a note receivable arising from the 1996 sale of the Company's Gift and Gourmet business, $2,050,000 related to the settlement of three employment agreements with the former owners of Nonni's biscotti, and $450,000 related to a consulting study which took place in 1997 which ultimately resulted in the Company's decision to divest the mail order catalog business, the snack tray business, and other smaller non-strategic related business activities.

4.  DISCONTINUED OPERATIONS:

In December 1996, the Company discontinued its direct store delivery distribution business located in Southern California. In the second quarter of 1997, the Company discontinued its mail order catalog business (sold in August
1997), and in the fourth quarter of 1997, the Company discontinued its snack tray business. The net assets of these businesses not yet sold are reflected in the accompanying balance sheet at the lower of their cost or their estimated fair market value. The consolidated statement of operations for 1997, 1996, and 1995 have been presented to reflect the results of continuing operations. Included in the loss from discontinued operations is $647,000 of interest expense for each of the years ended 1997, 1996 and 1995.

Additionally, interest expense of $324,000 for January 1998 through the expected disposal date was included in the loss on disposal. The allocation of interest expense was based on estimated proceeds from the disposals because such proceeds were less than the original debt incurred from the acquisitions and to finance the operations of the discontinued operations. Due to the Company's net operating loss carryforward position, no income tax benefit was recognized from this transaction. The Company expects to complete these disposals by the end of 1998. Operating results for these businesses for the three year period ending December 31, 1997, 1996 and 1995 are as follows:

                                                      1997           1996           1995
                                                      ----           ----           ----
Net sales                                         $ 27,679,800   $ 28,939,992   $ 20,071,032
Cost of sales                                      (15,337,274)   (17,277,713)   (11,758,653)
Selling, general and administrative and other      (19,022,344)   (13,991,242)    (9,747,176)
                                                  ------------   ------------    -----------
Loss from discontinued operations                 $ (6,679,818)  $ (2,328,963)   $(1,434,797)
                                                  ============   ============    ===========

Net assets held for sale
 include the following:                                        December 31, 1997
                                                               -----------------
Accounts receivable                                              $  1,233,950
Inventory                                                           2,356,906
Other current assets                                                   21,773
Property, plant and equipment                                       1,191,924
Goodwill and other intangibles                                      3,967,615
Notes payable                                                        (511,424)
Accounts payable                                                   (2,407,186)
Accrued liabilities                                                (1,811,352)
Other liabilities                                                    (388,389)
Non-current liabilities                                              (818,358)
                                                                 ------------
  Net assets held for sale                                       $  2,835,459
                                                                 ============

5.  DETAILS TO CONSOLIDATED BALANCE SHEETS:

                                                  Depreciation
Property, Plant and Equipment                       Period               December 31,
-----------------------------                       ------       ---------------------------
                                                                     1997           1996
                                                                 ------------    -----------
Land and improvements                                            $         --    $    25,000
Building and improvements                        5 to 40 years      2,424,739      6,316,320
Machinery and equipment                          5 to 20 years      5,272,956      5,729,586
Office equipment                                 3 to 10 years        620,569      1,029,944
                                                                 ------------    -----------
                                                                    8,318,264     13,100,850
Less - accumulated depreciation                                     1,231,776      1,271,270
                                                                 ------------    -----------

                                                                 $  7,086,488    $11,829,580
                                                                 ============    ===========

                                              Amortization
Intangibles                                      Period              December 31,
-----------                                      ------        ------------------------
                                                                  1997         1996
                                                                  ----         ----
Goodwill                                        15 years       $5,913,801   $14,225,517
Recipes                                         7 years            50,000        70,000
Deferred loan costs                             3 years           215,084       148,792
Trademarks                                      7 years           120,541       160,876
Customer data base                              7 years            25,000       127,834
Other                                           3 years           621,733       561,790
                                                               ----------   -----------
                                                                6,946,159    15,294,809
Less - accumulated amortization                                 1,454,132     2,157,196
                                                               ----------   -----------

                                                               $5,492,027   $13,137,613
                                                               ==========   ===========

                                                               December 31,
                                                 --------------------------------------
                                                      1997         1996         1995
                                                      ----         ----         ----
Allowances for accounts receivable:
  Balance, beginning of year                     $  (676,495)  $  (55,502)  $  (168,820)
  Provision for losses on receivables               (126,000)    (660,191)      (97,094)
  Receivables written-off, net of recoveries         483,887       39,198       210,412
                                                 -----------  -----------   -----------
  Balance, end of year                           $  (318,608) $  (676,495)  $   (55,502)
                                                 ===========  ===========   ===========

Allowances for inventories:
  Balance, beginning of year                     $   (84,000) $   (29,073)  $   (11,000)
  Provision                                         (397,699)    (202,573)     (244,781)
  Inventories written-off                            407,723      147,646       226,708
                                                 -----------  -----------   -----------
  Balance, end of year                           $   (73,976) $   (84,000)  $   (29,073)
                                                 ===========  ===========   ===========

Accumulated amortization of goodwill and other intangibles:
  Balance, beginning of year                     $(2,157,195) $(1,477,781)  $  (607,113)
  Provision                                         (748,429)  (1,058,200)     (870,668)
  Retirements and other                            1,451,492      378,786             -
                                                 -----------  -----------   -----------
  Balance, end of year                           $(1,454,132) $(2,157,195)  $(1,477,781)
                                                 ===========  ===========   ===========

6.  LONG-TERM DEBT:

The Company's revolving credit facility provides for a revolving line of credit of up to $7,000,000 based upon the borrowing base which is defined as 80% of eligible accounts receivable and 50% of eligible inventories ($7,000,000 outstanding at December 31, 1997). On April 10, 1998, the Company entered into a factoring transaction using trade accounts receivable receiving approximately $1,869,000 in proceeds. Of this amount, $750,000 was used to reduce the revolving line of credit to $6,000,000. At the same time, the bank and the Company's Chairman and his spouse entered into a note agreement whereby the remaining $6,000,000 owed to the bank will be transferred from the Company to the Chairman and his spouse and the bank released its lien on accounts receivables and inventories. The Company also signed a note agreement with the Chairman and his spouse in the amount of $6,000,000. This note will become due on August 31, 1998 and interest is at local bank prime plus 1 1/2%. In the event that funds are not available as of August 31, 1998, the Chairman has agreed to extend the note until the funds become available.

In addition, the Company has a two-year $6,000,000 term loan with another bank. Interest is at prime and is payable monthly. Principal payments of $123,000 begin in May 1998 with a balloon payment due in April 1999. This term loan is collateralized by the Company's machinery and equipment.

Borrowings are guaranteed as to repayment of principal and interest by the Company's Chairman and his spouse and borrowings under the term loan are guaranteed by the Company's Chairman, his spouse, and another family member.

Long-term debt consists of the following at December 31:

                                                                   1997         1996
                                                                   ----         ----
8% notes payable to the Company's Chairman, due in
June 1998.                                                      $ 6,275,335    5,927,197

9% convertible debenture payable to the Company's Chairman
converted in 1997.                                                        -    3,000,000

Revolving credit agreement, interest
at prime, payable monthly, principal due in June 1998.            7,000,000    7,000,000

Term loan, interest at prime, payable in equal
monthly installments beginning May 1998, through April 1999.      6,000,000    5,000,000

9% note, paid in January 1997.                                            -      200,000

9% three year convertible subordinated debentures,
due 1999, interest payable quarterly.                               300,000      550,000

Other notes payable.                                                 41,791      402,272
                                                                -----------  -----------

     Total long-term debt                                        19,617,126   22,079,469
     Less - current maturities                                   14,257,040    8,637,272
                                                                -----------  -----------
                                                                $ 5,360,086  $13,442,197
                                                                ===========  ===========

The annual maturities of long-term debt are: 1998 - $14,257,040; 1999 - $5,360,086; 2000 - $-0-; 2001 - $-0- and 2002 - $-0-.

7.  INCOME TAXES:

The Company paid no income taxes and recorded no income tax expense or benefit from its inception through December 31, 1997. Therefore, the effective tax rate is zero in each reporting period versus the 34% federal statutory rate.

Deferred income taxes reflect the net tax effects of (i) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (ii) operating loss and tax credit carry forwards. The effects of significant items comprising the Company's net deferred tax assets are as follows:

                                                      December 31,
                                               --------------------------
                                                   1997          1996
                                                   ----          ----

Deferred tax liabilities:
  Fixed asset basis differences                $   (13,600)  $  (176,863)
  Intangible asset basis differences               (79,828)      (18,986)
                                               -----------   -----------
  Total deferred tax liabilities                   (93,428)     (195,849)
                                               -----------   -----------

Deferred tax assets:
  Net operating loss carryforwards               8,500,000     5,142,266
  Reserves not currently deductible                645,659       429,310
  Intangible asset basis differences               414,406       307,305
  Other                                              8,045         8,040
                                               -----------   -----------
   Total deferred tax assets                     9,568,110     5,886,921
                                               -----------   -----------
Valuation allowance for deferred tax assets     (9,474,682)   (5,691,072)
                                               -----------   -----------
                                                    93,428       195,849
                                               -----------   -----------
   Net deferred tax assets                     $         -   $         -
                                               ===========   ===========


Due to the history of losses, management has provided valuation allowances against all of its net deferred tax assets. The net change in the valuation allowance was attributable to current year temporary differences.

At December 31, 1997, the Company had net operating loss (NOL) carry forwards for federal income tax purposes of approximately $25,000,000 potentially available to offset future federal taxable income. The utilization for federal income tax purposes of this NOL is limited on an annual basis by Section 382 of the Internal Revenue Code. The federal NOL carry forwards begin to expire in 2005. The Company has state NOL carry forwards of varying amounts available to offset future state taxable income which begin to expire in 1999.

8.  SHAREHOLDERS' EQUITY (DEFICIT):

COMMON STOCK WARRANTS

In connection with the Company's initial public offering in 1994, 230,000 warrants were issued to Commonwealth Associates, representative of the underwriters, to purchase common stock at $11.55 per share over a four-year period. From time to time the Company has issued additional warrants. Total warrants outstanding were 584,590 and 423,713 at December 31, 1997 and 1996, respectively, and range in exercise price from $0.44 to $11.55 per warrant, expiring in 1998 through 2002.

COMMON STOCK OPTIONS

In June 1994, the Company established the Silverado Foods, Inc. 1994 Stock Option Plan (the Plan). The Plan provides for the grant of a total of 500,000 incentive stock options, other forms of statutory stock options and non-statutory stock options to employees of the Company. The total amount of common stock options currently outstanding under the Plan as of December 31, 1997 and 1996 were 10,000 and 40,000, respectively, with 30,000 options expiring in 1997. Of this amount, 10,000 shares are fully vested at December 31, 1997. These shares have an exercise price of $7.00 and expire in 2000. Additionally, the Board of Directors granted 10,000 options to a director in 1997, all of which are fully vested at December 31, 1997. These options have an exercise price of $3.50 and expire in 2002.

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

CONTINGENT COMMON STOCK

As of December 31, 1997, the Company was obligated to issue 6,392,964 shares to former employees, shareholders, and others related to fulfillment of a price guarantee, conversion of debt instruments and other transactions. In addition, the Company may be required to issue additional stock under the remaining price guarantee provisions (see Note 2).

PREFERRED STOCK

At December 31, 1997, 1996 and 1995, the Company had 1,000,000 authorized shares of preferred stock, $0.01 par value, but no shares are issued and outstanding.

9.  RELATED PARTY TRANSACTIONS:

Significant related party transactions of the Company for the three years ended December 31, 1997 are summarized below:

The Company has entered into numerous short-term and long-term financing transactions with the Company's Chairman, with companies principally owned by the Company's Chairman and with a director of the Company. At December 31, 1997, the Company has notes payable to a director for $250,000 and notes payable to the Company's Chairman for $6,275,335 and accrued interest payable of $1,066,000. See also Notes 6 and 14 for further discussion regarding amounts owed to the Company's Chairman.

Also from time to time, the Company's Chairman has guaranteed obligations of the Company. Currently, the Company's Chairman has guaranteed the Company's obligations with respect to certain vehicle lease agreements. Also, Mr. Field and his spouse have guaranteed the Company's two credit facilities with a bank in the amount of $13,000,000, which bears interest at the prime rate published in The Wall Street Journal (see Note 14).

10. COMMITMENTS AND CONTINGENCIES:

During 1997, management determined it would not exercise a bargain purchase option to purchase the Tulsa plant facility. Consequently, the lease no longer met the qualifications of a capital lease. The net amount capitalized and remaining lease payable were removed from their respective accounts. No material gain or loss on the transaction was recognized. The remaining lease payments on the plant are reflected as operating lease payments and along with other operating leases are included in the following table:

                                                     Operating Leases
                                                     ----------------

1998                                                   $  728,337

1999                                                      726,727

2000                                                      623,384

2001                                                      492,675

2002                                                      400,000

Thereafter                                              1,166,667
                                                       ----------
Total                                                  $4,137,790

The Company's rental expense for operating leases was $820,000, $1,201,000, and $729,000, for 1997, 1996, and 1995, respectively.

In August 1997, the Company sold its mail-order catalog business located in Palestine, Texas. The results from this business are shown as discontinued in the consolidated income statement.

The Company has an earn-out based on 1998 sales which could pay the Company an additional $100,000.

11.  SIGNIFICANT CUSTOMERS:

During 1997, the Company had sales to two customers, Price Costco and Sam's, representing 27% and 47%, respectively, of net sales. During 1996, the Company had sales to two customers, Price Costco and Sam's, representing 39% and 31%, respectively. During 1995, sales to one customer, Price Costco, was approximately 20% of total net sales.

12.  NOTE RECEIVABLE:

In April 1996, the Company sold its Gift and Gourmet division in consideration for a note receivable of $1,390,000 which bears interest at 11% and is secured by a security interest in the related tangible and intangible assets. During 1997, the Company foreclosed on this note and has repossessed the remaining assets from the buyer. In connection with this, the Company has written down these assets to their estimated realizable value of $114,000.

In June 1997, the Company sold the assets of the Marveloaf Corporation for a note receivable of $1,069,000.

13.  QUARTERLY RESULTS (UNAUDITED):

The quarterly unaudited results for the Company for the year ended December 31, 1997 are as follows:

                               FIRST         SECOND        THIRD         FOURTH
                              QUARTER       QUARTER       QUARTER       QUARTER         TOTAL
                              -------       -------       -------       -------         -----
Revenues                    $ 5,715,000   $ 5,709,000   $ 6,288,000   $ 6,178,000   $ 23,890,000
Gross profit                    948,000     1,117,000       951,000     1,382,000      4,398,000
General & administrative        978,000     1,090,000     1,183,000       691,000      3,942,000
Unusual charges                       -     1,000,000     2,500,000             -      3,500,000
Selling & marketing           1,271,000     1,221,000     1,281,000       662,000      4,435,000
Depreciation &
    Amortization                237,000       234,000       374,000       213,000      1,058,000
                            -----------   -----------   -----------   -----------   ------------
Operating loss               (1,538,000)   (2,428,000)   (4,387,000)     (184,000)    (8,537,000)
Loss from discontinued
    operations                  528,000     1,738,000       922,000     3,492,000      6,680,000
Interest & other              1,537,000       417,000       689,000       632,000      3,285,000
                            -----------   -----------   -----------   -----------   ------------
Net loss                     (3,603,000)   (4,583,000)   (5,998,000)   (4,318,000)   (18,502,000)
                            ===========   ===========   ===========   ===========   ============

14.  FINANCIAL CONDITION AND MANAGEMENTS PLANS:

The accompanying financial statements have been prepared on a going concern basis, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the years ended December 31, 1997, 1996 and 1995, the Company incurred net losses of approximately $18,500,000, $7,500,000 and $4,200,000, respectively, and has a deficit in retained earnings of approximately $36,300,000 and a deficit in stockholders' equity of approximately $7,300,000 at December 31, 1997. These conditions have combined to create a working capital deficit of approximately $18,500,000 at December 31, 1997.

The Company's management is actively pursuing several alternatives to resolve the Company's liquidity and capital needs. As discussed further in Note 15, on April 10, 1998 the Company transferred the remaining $6,000,000 on the revolving line of credit ($7,000,000 at December 31, 1997) to the Company's Chairman and his spouse. Additionally, all collateral under the line of credit, including inventory and accounts receivable, was released by the bank. The amount transferred to the Chairman is due in August 1998; however, if excess cash is not available to repay the note, the due date will be extended. Further, as discussed in Note 15, management has announced plans to sell certain assets, including those related to the Nonni's biscotti business. Management believes that these actions, combined with improved operations, will provide sufficient liquidity to meet their obligations through December 31, 1998 and to continue as a going concern.

15.  SUBSEQUENT EVENT:

On April 6, 1998, the Company announced that it had reached a preliminary agreement to sell 90% of the Company's Nonni's(R) Biscotti business. This preliminary agreement includes all of Nonni's assets, including the brand, the equipment owned at the Tulsa, Oklahoma production facilities, the distribution rights, and other brands used for the biscotti products. The estimated proceeds of $32,000,000, which include $4,500,000 in an earn-out agreement based on future earnings, will exceed the net book value of the assets to be disposed.

Management intends to use the proceeds from the sale to pay bank debt, the borrowings from the Company's Chairman, other notes payable, and other obligations of the Company.

In addition, the Company has decided to sell the remaining operations of the retail food segment, including the bagel bar and pound cakes. These assets are appropriately reflected in the accompanying balance sheet at their expected fair value.

Management is also evaluating other alternatives, which include, but are not limited to, acquisitions, mergers or liquidations of its remaining assets to shareholders.

On April 10, 1998, the Company entered into a factoring transaction using trade accounts receivable receiving approximately $1,869,000 in proceeds. Of this amount, $750,000 was used to reduce the revolving line of credit to $6,000,000. At the same time, the bank and the Company's Chairman and his spouse entered into a note agreement whereby the remaining $6,000,000 owed to the bank will be transferred from the Company to the Chairman and his spouse and the bank released its lien on accounts receivables and inventories. The Company also signed a note agreement with the Chairman and his spouse in the amount of $6,000,000. This note will become due on August 31, 1998 and interest is at local bank prime plus 1 1/2%.

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

3.2. Certificate of Amendment of Certificate of Incorporation of the Company filed June 17, 1992 (filed as Exhibit 3.2 to the S-1 Registration Statement).

3.3 Certificate of Amendment of Certificate of Incorporation of the Company filed August 4, 1993 (filed as Exhibit 3.3 to the S-1 Registration Statement).

3.4 Certificate of Amendment of Certificate of Incorporation of the Company filed June 2, 1994 (filed as Exhibit 3.6 to the S-1 Registration Statement).

3.5 Bylaws of the Company (filed as Exhibit 3.7 to the S-1 Registration Statement).

4.1 Form of Note Purchase Agreement (filed as Exhibit 4.3 to the Company's Form 10-Q for the quarterly period ended September 30, 1996).

4.2 Form of Common Stock Purchase Warrant (filed as Exhibit 4.3 to the Company's Form 8-K filed February 18, 1997).

4.3 Form of Registration Rights Agreement (filed as Exhibit 4.4 to the Company's Form 8-K filed February 18, 1997).

4.6   Form of 8% Convertible Debenture due December 31, 1999 (filed as Exhibit
      4.2 to the Company's Form 8-K filed February 11, 1998).

4.7 Form of Offshore Securities Subscription (filed as Exhibit 4.1 to the Company's Form 8-K filed February 11, 1998.)

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

10.9 Form of Warrant Issued to Commonwealth Associates in connection with the initial public offering of the Company's common stock (filed as Exhibit
       10.15 to the S-1 Registration Statement).

10.9 Loan Agreement dated April 11, 1995, between the Company and Liberty Bank and Trust Company of Tulsa, National Association (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended March 31,
       1995).

10.10 Security Agreement dated April 11, 1995, from the Company to Liberty Bank and Trust Company of Tulsa, National Association (filed as Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended March 31, 1995.

10.11 Third Amendment to Loan Agreement dated September 13, 1996, among the Company, Silverado Marketing Services, Inc., Texas B&B, Inc., Lawrence D. Field, Cynthia Field and Liberty Bank and Trust Company of Tulsa, National Association (filed as Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended September 30, 1996).

10.12 Form of Indemnification Agreement between the Company and each officer and director of the Company (filed as Exhibit 10.27 to the S-1 Registration Statement).

10.13* Stock Option Agreement dated as of June 2, 1994, in favor of David A.
       Hentschel for 3,000 shares (filed as Exhibit 10.29 to the S-1 Registration Statement).

10.14 Amended and Restated Registration Rights Agreement dated August 18, 1993, and Amendment to Amended and Restated Registration Rights Agreement dated December 20, 1993 (filed as Exhibit 10.30 to the S-1 Registration Statement).

10.15* Silverado Foods, Inc. 1994 Stock Option Plan (filed as Exhibit 10.31 to the S-1 Registration).

10.16* Amendment Number 1 to Silverado Foods, Inc. 1994 Stock Option Plan
       (filed as Exhibit A to the Company's Proxy Statement for Annual Meeting of Shareholders held May 12, 1995).

10.17 Lease Agreement dated November 3, 1995, between DCA Grantor Trust, as lessor, and The Company, as lessee (filed as Exhibit 10.32 to the Company's Form 10-K for the fiscal year ended December 31, 1995).

10.18* Silverado Foods, Inc. 401(k) Plan (filed as Exhibit 4(f)) to the
       Company's Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on December 8, 1995).

10.19 Royalty Termination Agreement dated November 8, 1996, among the Company, Nonni's Inc., Steve Sirianni, Tim Soldati and Rich Martin (filed as
       Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended September 30, 1996).

10.20* Settlement of Employment Agreement dated April 1, 1998 between the
       Company and Tim Soldati.

10.21* Settlement of Employment Agreement dated April 1, 1998 between the
       Company and Rich Martin.

10.22* Settlement of Employment Agreement dated April 1, 1998 between the
       Company and Steve Sirianni.

10.23* Employment Contract with Timothy G. Bruer (filed as Exhibit 10.1 to the
       Company's Form 10-Q for the quarterly period ended March 31, 1997).

10.24* Restricted Stock Grant Agreement with Timothy G. Bruer (filed as Exhibit
       10.2 to the Company's Form 10Q for the quarterly period ended March 31,
       1997).

10.25 Promissory Note dated April 29, 1997 in the original principal amount of $6,000,000 payable to Bank of Oklahoma, N.A. (filed as Exhibit 10.1 to the Company's Form 10Q for the quarterly period ended June 30, 1997.)

10.26 Security Agreement dated April 29, 1997, from the Company to Bank of Oklahoma (filed as Exhibit 10.2 to the Company's Form 10Q for the quarterly period ended June 30, 1997).

10.27 Form of Promissory Note Agreement dated December 16, 1997 in the original principal amount of $250,000 payable to CAPMAC EIGHTY-TWO LIMITED PARTNERSHIP.

10.28 Form of Common Stock Purchase Warrant to CAPMAC EIGHTY TWO LIMITED PARTNERSHIP.

10.29 Form of Promissory Note Agreement dated December 19, 1997 in the original principal amount of $250,000 payable to ML Oklahoma.

10.30  Form of Common Stock Purchase Warrant to ML Oklahoma.

21. Subsidiaries of the Company (filed as Exhibit 21 to the Company's Form 10-K for the fiscal year ended December 31, 1995).

23.    Consent of Arthur Andersen LLP.

27.    Financial Data Schedule.

       * Management contract or compensatory plan or arrangement.

(c)    Reports on Form 8-K  None.