Form 10-Q
period 1998-03-31
SILVERADO FOODS INC
filed 1998-05-15
CIK 879425

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

(Mark One)
    [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1998

                                      OR

    [_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from to

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

Yes  [X]  No  [_]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class                                   Outstanding at May 8, 1998
          -----                                   --------------------------
Common Stock, $.01 Par Value                              15,086,879

                                    PART I



                                   FINANCIAL
                                  INFORMATION

                     SILVERADO FOODS, INC. AND SUBSIDIARIES
                     --------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                     MARCH 31,      DECEMBER 31,
                                                                  -------------   --------------
     ASSETS                                                            1998            1997
     ------                                                            ----            ----
                                                                   (UNAUDITED)
                                                                   -----------
CURRENT ASSETS:
     Cash                                                                  601    $     56,359
     Accounts receivable, net                                        2,319,053       2,689,893
     Inventories, net                                                1,240,876       1,204,321
     Prepaid expenses and other                                        435,808         365,069
                                                                  ------------    ------------
          Total current assets                                       3,996,338       4,315,642
                                                                  ------------    ------------

NET ASSETS HELD FOR SALE                                             2,108,043       2,835,459

NOTES RECEIVABLE                                                     1,133,582       1,178,582

PROPERTY, PLANT AND EQUIPMENT, net                                   6,904,595       7,086,488
GOODWILL AND OTHER INTANGIBLES, net                                  3,194,840       5,492,027
                                                                  ------------    ------------
          Total assets                                            $ 17,337,398    $ 20,908,198
                                                                  ============    ============

      LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
     ----------------------------------------------

CURRENT LIABILITIES:
     Current maturities of long-term debt                           14,103,154    $ 14,257,040
     Short-term notes payable                                          475,000         500,000
     Trade accounts payable                                          5,418,622       4,516,522
     Accrued liabilities                                             3,062,910       3,291,737
     Other liabilities                                                 290,273         274,283
                                                                  ------------    ------------
          Total current liabilities                                 23,349,959      22,839,582
                                                                  ------------    ------------

LONG-TERM DEBT, less current maturities                              5,565,032       5,360,086
OTHER                                                                   39,110          40,967
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
     Common stock, $.01 par value, 20,000,000 shares authorized        117,018         117,018
          11,701,757 issued, 11,674,762 outstanding
     Warrants                                                           51,159          46,549
     Additional paid-in-capital                                     28,910,127      28,843,461
     Accumulated deficit                                           (40,630,355)    (36,274,813)
                                                                  ------------    ------------
                                                                   (11,552,051)     (7,267,785)
     Less: Treasury stock                                              (64,652)        (64,652)
                                                                  ------------    ------------
          Total shareholders' deficit                              (11,616,703)     (7,332,437)
                                                                  ------------    ------------
                 Total liabilities and shareholders' deficit      $ 17,337,398    $ 20,908,198
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

                     SILVERADO FOODS, INC. AND SUBSIDIARIES
                     --------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (UNAUDITED)




                                                  FOR THE THREE MONTHS ENDED MARCH 31,
                                                  ------------------------------------
                                                          1998           1997
                                                          ----           ----
NET SALES                                             $ 5,179,117    $ 5,714,703
COST OF SALES                                           3,460,355      4,767,167
                                                      -----------    -----------
     Gross profit                                       1,718,762        947,536
                                                      -----------    -----------

OPERATING EXPENSES:
     General and administrative                           664,181        977,882
     Selling and marketing                                996,014      1,271,272
     Depreciation                                          37,193         30,722
     Amortization of goodwill and other intangibles       190,574        205,781
     Loss on adjustment to carrying value               2,125,443           --
                                                      -----------    -----------
                                                        4,013,405      2,485,657
                                                      -----------    -----------

OPERATING LOSS                                         (2,294,643)    (1,538,121)

OTHER INCOME (EXPENSE):
     Interest                                            (637,873)      (383,469)
     Accretion of debenture discount                      (66,666)    (1,150,000)
     Other, net                                            (6,620)        (3,785)
                                                      -----------    -----------
                                                         (711,159)    (1,537,254)
                                                      -----------    -----------

     LOSS FROM CONTINUING OPERATIONS                   (3,005,802)    (3,075,375)

DISCONTINUED OPERATIONS
     Operating Loss                                      (118,727)      (528,327)
     Loss on Disposal                                  (1,231,013)          --
                                                      -----------    -----------
LOSS FROM DISCONTINUED OPERATIONS                      (1,349,740)      (528,327)
                                                      -----------    -----------

     NET LOSS                                         $(4,355,542)   $(3,603,702)
                                                      ===========    ===========

BASIC LOSS PER SHARE FROM:

   CONTINUING OPERATIONS                              $     (0.20)   $     (0.42)
   DISCONTINUED OPERATIONS                                  (0.01)         (0.07)
   LOSS ON DISPOSAL                                         (0.08)          --
                                                      ===========    ===========
NET LOSS PER SHARE                                    $     (0.29)   $     (0.49)
                                                      ===========    ===========

DILUTED LOSS PER SHARE FROM:

   CONTINUING OPERATIONS                              $     (0.26)   $     (0.42)
   OPERATING LOSS FROM DISCONTINUED OPERATIONS              (0.01)         (0.07)
   LOSS ON DISPOSAL                                         (0.11)          --
                                                      -----------    -----------

NET LOSS PER SHARE                                    $     (0.38)   $     (0.49)
                                                      ===========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     SILVERADO FOODS, INC. AND SUBSIDIARIES
                     --------------------------------------
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                ------------------------------------------------
                                   (UNAUDITED)


                                             COMMON STOCK          TREASURY STOCK
                                             ------------          --------------           ADDITIONAL
                                           NUMBER                NUMBER                       PAID-IN    ACCUMULATED
                                          OF SHARES   AMOUNT    OF SHARES  AMOUNT  WARRANTS   CAPITAL      DEFICIT        TOTAL
                                          ---------   ------    ---------  ------  --------   -------      -------        -----

BALANCE, DECEMBER 31, 1997                11,701,757  117,018    (26,995) (64,652)  46,549  28,843,461   (36,274,813)  (7,332,437)
      Accretion of Debenture Discount            -        -          -        -        -        66,666           -         66,666
      Issuance of warrants                       -        -          -        -      4,610         -             -          4,610
      Net loss                                   -        -          -        -        -           -      (4,355,542)  (4,355,542)
                                         -------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1998                   11,701,757  117,018    (26,995) (64,652)  51,159  28,910,127   (40,630,355) (11,616,703)
                                         ===========================================================================================




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     SILVERADO FOODS, INC. AND SUBSIDIARIES
                     --------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)


                                                                          THREE MONTHS ENDING MARCH 31,
                                                                          -----------------------------
                                                                               1998           1997
                                                                               ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                          $(4,355,542)   $(3,603,702)
                                                                           -----------    -----------

Adjustments to reconcile net loss to cash used in operating activities--
         Depreciation and amortization                                         379,047        525,370
         Accretion of debenture discount                                        66,666      1,150,000
         Loss on sale of assets                                              1,231,013           --
         Loss on adjustment to carrying value                                2,125,443           --
         Change in assets and liabilities, net of effect of acquisitions
            (Increase) decrease in accounts receivable                         370,840        831,581
            (Increase) decrease in inventory                                   (36,555)       474,965
            (Increase) decrease in prepaid expenses and other                  (70,739)      (306,842)
            Increase in assets held for disposal                            (1,111,635)      (209,214)
            Increase (decrease) in payables and accrued liabilities            673,273       (483,439)
            (Increase) decrease in intangibles and other                        54,293         31,902
                                                                           -----------    -----------
              Total adjustments                                              3,681,646      2,014,323
                                                                           -----------    -----------
              Cash used in operating activities                               (673,896)    (1,589,379)
                                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Sale of businesses                                                    608,038           --
         Capital expenditures                                                  (14,900)      (627,726)
                                                                           -----------    -----------
              Cash provided by (used in) investing activities                  593,138       (627,726)
                                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Borrowings from long-term debt                                        300,000      3,263,709
         Payments on notes payable and long-term debt                         (275,000)      (601,968)
                                                                           -----------    -----------
              Cash provided by financing activities                             25,000      2,661,741
                                                                           -----------    -----------

NET INCREASE (DECREASE) IN CASH                                                (55,758)       444,636
CASH, beginning of period                                                       56,359        164,118
                                                                           -----------    -----------
CASH, end of period                                                        $       601    $   608,754
                                                                           ===========    ===========

Non-cash Financing Activities:
         Issuance of stock for debenture conversion                        $      --      $   694,293
         Addition to paid-in-capital for debenture discount accretion           66,666      1,150,000
         Debenture conversion to paid in capital                                  --          750,248

SUPPLEMENTAL CASH FLOWS INFORMATION:
         Cash paid for-
              Interest                                                     $   263,653    $   253,718





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    SILVERADO FOODS, INC. AND SUBSIDIARIES
                    --------------------------------------

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------


1.   GENERAL:

The accompanying consolidated financial statements have been prepared by Silverado Foods, Inc. (the "Company") without audit and should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the Company's annual report and Form 10-K as of December 31, 1997. The foregoing financial statements include only normal recurring accruals and all adjustments which the Company considers necessary for a fair presentation.

2.   DETAILS TO CONSOLIDATED BALANCE SHEETS:

Inventories consist primarily of finished goods and packaging supplies, which are stated at the lower of cost (first-in, first-out basis) or market as follows:

                                    MARCH 31,    DECEMBER 31,
                                       1998          1997
                                   ------------  -------------
Raw Materials                       $  912,160     $  908,105
Finished Goods                         440,192        370,192
                                    ----------     ----------
                                     1,352,352      1,278,297
Less:  Allowance for excess and
 obsolete inventory                   (111,476)       (73,976)
                                    ----------     ----------

                                    $1,240,876     $1,204,321
                                    ==========     ==========

3.   LOSS PER SHARE:

For the three months ended March 31, 1998 and March 31, 1997, the basic loss per share calculation includes the weighted average number of shares outstanding for the period which were 15,276,347 and 7,327,740 respectively. The weighted average number of shares calculated for the diluted loss per share were 11,701,757 and 7,327,740 for the three months ended March 31, 1998 and 1997 respectively. Included in the basic loss per share are 3,574,590 contingent shares related to fulfillment of a stock price guarantee.

4.   FINANCIAL CONDITION AND MANAGEMENT PLANS:

The accompanying financial statements have been prepared on a going concern basis, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company has a deficit in retained earnings of approximately $40,600,000 and a deficit in stockholders' equity of approximately $11,600,000. These conditions have combined to create a working capital deficit of approximately $19,400,000 at March 31, 1998.

As discussed in Note 5, management recently announced that the Company had entered into a letter of intent regarding a transaction with LF Capital Partners LLC whereby LF Capital Partners LLC will acquire 90% of the Nonni's biscotti business for $32 million. The Company also has plans to sell other assets. Management believes that these actions, combined with improved operations in the first quarter of 1998, will provide sufficient liquidity to meet its obligations through December 31, 1998 and to continue as a going concern.

On April 10, 1998, the Company factored certain accounts receivable and used a portion of those proceeds to reduce the amounts owed under the $7,000,000 revolving line of credit to $6,000,000. In addition, the remaining $6,000,000 on the revolving line of credit was assumed by the Company's Chairman and his spouse, and in connection with such assumption, the bank released its collateral. The Company simultaneously agreed to repay the $6,000,000 assumed by the Company's Chairman and his spouse by signing a note payable due in August 1998; however, if excess cash is not available to repay the note, the due date will be extended.

5.   SUBSEQUENT EVENT

On April 6, 1998, the Company announced that it had entered into a letter of intent regarding a transaction whereby LF Capital Partners LLC, an affiliate of the investment banking firm Lazard Freres & Co. LLC, will acquire 90% of the Company's Nonni's(R) biscotti business in a recapitalization. This preliminary agreement includes all of the Nonni's assets, including the brand, the equipment owned at the Tulsa, Oklahoma production facilities, the distribution rights, and other brands used for the biscotti products. The value to be received by the Company in the proposed transaction is $32,000,000, including approximately $26,250,000 in cash at closing (subject to adjustments), $1,250,000 in a minority investment in the common equity of the Nonni's entity that the Company would retain, and $4,500,000 in an earn-out agreement based on future earnings. As part of this agreement, Tim Bruer, the Company's president and chief executive officer, Dorvin Lively, vice-president and chief financial officer, as well as most other members of the Company's management, will transfer to the new Nonni's Entity.

Management intends to use the proceeds from the sale to pay bank debt, the borrowings from the Company's Chairman, other notes payable, and other obligations of the Company.

Also on April 6, 1998, the Company has decided to sell the remaining operations of its specialty baked goods segment, including the bagel bar and pound cake product lines. During May 1998, the Company entered into discussions with potential purchasers. Based upon those negotiations, management has recorded a writedown of approximately $2,125,000 to properly reflect the assets at their fair value.

Once all of the current businesses are divested management will evaluate other alternatives, which include, but are not limited to, acquisitions, mergers or liquidations of its remaining assets to shareholders.

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                 ---------------------------------------------

               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ------------------------------------------------


RESULTS OF OPERATIONS

     The continuing operations information excludes the results from operations of the Company's snack tray business which was discontinued in the fourth quarter of 1997, the Company's non-snack tray direct store delivery business located in southern California, and the Company's mail order business which was sold in the third quarter of 1997. No income tax benefit has been recognized in connection with these discontinued operations due to the Company's net operating loss carry forward position. The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto. The following table presents, as a percentage of net sales, certain selected financial data for the Company for the periods indicated:


                                                  THREE MONTHS
                                                      ENDED
                                                   MARCH  31,
                                                  ------------
                                                  1998    1997
                                                  ----    ----
Net Sales                                          100%    100%
Gross Profit                                        33      17
General and Administrative                          13      17
Selling and Marketing                               19      22
Depreciation and Amortization of Intangibles         4       5
Loss on Adjustment to Carrying Value                41       -
Operating Loss                                     (44)    (27)
Interest and Other                                 (14)    (27)
Net Loss from Continuing Operations                (58)    (54)
Discontinued Operations                            (26)     (9)
Net Loss                                           (84)    (63)

PERIOD TO PERIOD COMPARISONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

Net Sales. Consolidated net sales decreased 9% from $5,715,000 to $5,179,000. However, during this period, Nonni's biscotti sales increased 57% from $2,358,000 to $3,695,000. This increase was driven by revenue increases and new product offerings in the wholesale clubs. Offsetting this increase was a decline in sales of the snack brands of $405,000 and a decline in bagel bar sales of $1,669,000. Bagel bar sales declined due to a planned reduction in the number of product demonstrations for the bagel bar brands in the wholesale clubs during the first quarter of 1998 and from the Company exiting unprofitable bagel bar markets.

Gross Profit. Gross profit for the three months ended March 31, 1998 was $1,719,000, an 81% increase over the comparable period in 1997 of $948,000. Gross profit as a percentage of net sales increased to 33% from 17%. This consisted of a 147% increase in biscotti gross profit, and a 4% increase in bagel bar gross profit. This increase was due to a number of cost-saving initiatives implemented by management, improved product pricing, exiting unprofitable markets, and improved manufacturing efficiencies.

General and Administrative. General and administrative expenses decreased as a percentage of net sales from 17% to 13% and decreased from $978,000 to $665,000. The decrease was due to the Company's consolidation of manufacturing facilities and centralizing certain general and administrative functions.

Selling and Marketing. Selling and marketing expenses decreased from $1,271,000 to $996,000 over the comparable period of 1997, a decrease of $275,000 and decreased as a percentage of net sales from 22% to 19%. This decrease was driven by decreased demonstrations for the bagel bar brands in the wholesale clubs during the first quarter of 1998 as sales from these brands decreased by 53% over the first quarter of 1997.

Depreciation and Amortization of Intangibles. Depreciation and amortization of goodwill and other intangibles remained flat at $236,000 for the quarter ended March 31, 1998 as compared to the same quarter of 1997. Depreciation included in cost of sales for the quarter ended March 31, 1998 and March 31, 1997 was $151,000 and $122,000 respectively.

Loss on Adjustment to Carrying Value. Loss on adjustment to carrying value represents the write down of net assets related to the bagel bar and pound cake businesses to their estimated fair value.

Operating Loss. Operating losses increased from $1,538,000 to $2,295,000, an increase of $737,000. The increase was due to the loss on adjustment to the carrying value discussed above offset by both higher gross margins during the three months ended March 31, 1998 as well as lower sales and marketing expenses and lower general and administrative expenses also discussed above.

Interest and Other. Interest and other expense decreased from $1,537,000 to $711,000, a decrease of $826,000. The decrease was driven primarily from a charge of $1,150,000 related to the issuance of certain Regulation S debentures that occurred in the first quarter of 1997 that had a convertible feature at a discount to the market price of the common stock of the Company. The overall decrease in interest and other expense was offset by an increase in interest expense due to increased debt outstanding from the prior year quarter for funding working capital requirements.

Loss from Discontinued Operations. Losses of $1,350,000 from discontinued operations represents the results of the operations of the Company's snack tray business and an increase in the loss on disposal due to lower than anticipated net proceeds on businesses which have been sold.

Net Loss. The Company's net loss increased from $3,604,000 to $4,356,000, an increase of $752,000 over the comparable period for 1997. This increase in net loss is attributed to the loss recorded on bagel bar and pound cake assets and was offset by higher gross profits, lower sales and marketing expenses and lower interest and other expense as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operations was $674,000 for the three months ended March 31, 1998 compared to $1,589,000 for the three months ended March 31, 1997. Net cash provided by investing activities was $593,000 compared to cash used of $628,000 for the comparable period. Net cash provided by financing activities during the first three months ended March 31, 1998 totaled $25,000 from net borrowings on long-term debt.

On April 10, 1998, the Company factored certain accounts receivable and used a portion of those proceeds to reduce the amounts owed under the $7,000,000 revolving line of credit to $6,000,000. In addition, the remaining $6,000,000 on the revolving line of credit was assumed by the Company's Chairman and his spouse, and in connection with such assumption, the bank released its collateral. The Company simultaneously agreed to repay the $6,000,000 assumed by the Company's Chairman and his spouse by signing a note payable due in August 1998; however, if excess cash is not available to repay the note, the due date will be extended. Interest is at local bank prime plus 1 1/2% and is classified as current in the consolidated financial statements. As of May 11, 1998, the Company owes the Chairman and his spouse $12,200,000.

The Company has a $6,000,000 term note with a bank. At March 31, 1998, $6,000,000 was outstanding and interest is at prime. Interest is payable monthly and principal payments begin in May 1998, with a final balloon payment due in May 1999 based on a five-year amortization. This note is collateralized by the Company's machinery and equipment and is also guaranteed by the Company's Chairman, his spouse and another family member of the Chairman.

During the first quarter the Company placed $200,000 of debentures (due January 1999 with an interest rate of 8%) pursuant to Regulation S of the Securities Act of 1933, as amended. These debentures can be converted at any time after a holding period of 45 days at the lower of (a) 75% of the closing price of the common stock for the day immediately preceding the conversion date or (b) 75% of the average of the closing prices of the common stock for the five business days immediately preceding the date of subscription by the purchaser. These funds were used for working capital purposes. On April 7, 1998, $50,000 of these debentures were converted into 94,715 shares of common stock.

The continuing losses from prior years and losses for 1998 combined with start-up costs, acquisitions and consolidations, have required substantial capital and have left the Company in a highly leveraged financial position as of March 31, 1998 with most of the

Company's debt classified as current. However, on April 6, 1998, the Company announced that it had entered into a letter of intent regarding a transaction whereby LF Capital Partners LLC, an affiliate of the investment banking firm Lazard Freres & Co. LLC, will acquire 90% of the Company's Nonni's(R) biscotti business in a recapitalization. This preliminary agreement includes all of Nonni's assets, including the brand, the equipment owned at the Tulsa, Oklahoma production facilities, the distribution rights, and other brands used for the biscotti products. The value to be received by the Company in the proposed transaction is $32,000,000, including approximately $26,250,000 in cash at closing (subject to adjustments), $1,250,000 in a minority investment in the common equity of the Nonni's entity that the Company would retain, and $4,500,000 in an earn-out agreement based on future earnings. The proceeds from this transaction will be used to pay all current and long-term debt as well as other obligations of the Company. This transaction is expected to close during the third quarter of 1998, but it is subject to the negotiation of a definitive agreement, as well as shareholder and regulatory approval. Accordingly, there can be no assurance that the transaction will occur.

The Company also announced on April 6, 1998 that it planned to dispose of its bagel bar business and its pound cake business located in Santa Ana, California. The Company believes that such a transaction will be consummated during 1998.

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

                        PART II.     OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         For information regarding legal proceedings, see the Company's Form 10-K for the year ended December 31, 1997.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         As of March 31, 1998, the Company's borrowings on its bank revolving credit facility exceeded the borrowing base of eligible accounts receivable and inventories. The principal amount owed by the Company under such revolving credit facility at March 31, 1998 was $6.75 million. On April 10, 1998, the Company factored certain accounts receivable and used a portion of those proceeds to reduce the amounts owed under the $7,000,000 revolving line of credit to $6,000,000. In addition, the remaining $6,000,000 on the revolving line of credit was assumed by the Company's Chairman and his spouse, and in connection with such assumption, the bank released its collateral. The Company simultaneously agreed to repay the $6,000,000 assumed by the Company's Chairman and his spouse by signing a note payable due in August 1998; however, if excess cash is not available to repay the note, the due date will be extended.
Interest is at local bank prime plus 1 1/2% and is classified as current in the consolidated financial statements. As of May 11, 1998, the Company owes the Chairman and his spouse $12,200,000.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         Not applicable


ITEM 5.  OTHER INFORMATION

         Not applicable


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

                27.0 Financial Data Schedule

         (b)  Reports on Form 8-K
                (i) Form 8-K was filed February 11, 1998 to report under Item 9 the issuance by the Company of certain convertible debentures in transactions effected pursuant to Regulation S.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Silverado Foods, Inc.
                                        ---------------------
                                           Registrant

                                        By:/s/Dorvin D. Lively
                                           -------------------
                                           Dorvin D. Lively
                                           Vice President, Chief Financial
                                           Officer And Secretary (Duly
                                           authorized Officer and Principal
                                           Accounting Officer)


Date:  May 15, 1998

                               INDEX TO EXHIBITS

         The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.


27.0  Financial Data Schedule