Form 10-Q
period 1998-06-30
SILVERADO FOODS INC
filed 1998-08-14
CIK 879425

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

(Mark One)
         [ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the quarterly period ended June 30, 1998

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

Yes  [ X ]  No  [   ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class                      Outstanding at August 6, 1998
          -----                      -----------------------------
Common Stock, $.01 Par Value             15,361,553

                                    PART I



                                   FINANCIAL
                                  INFORMATION

                     SILVERADO FOODS, INC. AND SUBSIDIARIES
                     --------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                     JUNE 30,      DECEMBER 31,
     ASSETS                                                            1998           1997
     ------                                                            ----           ----
                                                                    (UNAUDITED)
CURRENT ASSETS:
     Cash                                                         $     72,160    $     56,359
     Accounts receivable, net                                             --         2,689,893
     Inventories, net                                                     --         1,204,321
     Prepaid expenses and other                                           --           365,069
                                                                  ------------    ------------
          Total current assets                                          72,160       4,315,642
                                                                  ------------    ------------

NET ASSETS HELD FOR SALE (Notes 2 and 3)                             3,858,399       2,835,459

NOTES RECEIVABLE (Note 5)                                            3,089,338       1,178,582

PROPERTY, PLANT AND EQUIPMENT, net (Note 2)                             13,703       7,086,488
GOODWILL AND OTHER INTANGIBLES, net (Note 2)                           170,387       5,492,027
                                                                  ============    ============
          Total assets                                            $  7,203,987    $ 20,908,198
                                                                  ============    ============

     LIABILITIES AND SHAREHOLDERS' DEFICIT
     -------------------------------------

CURRENT LIABILITIES:
     Current maturities of long-term debt                         $ 18,677,726    $ 14,257,040
     Short-term notes payable                                          475,000         500,000
     Trade accounts payable                                            765,763       4,516,522
     Accrued liabilities                                             2,053,886       3,291,737
     Other liabilities                                                    --           274,283
                                                                  ------------    ------------
          Total current liabilities                                 21,972,375      22,839,582
                                                                  ------------    ------------

LONG-TERM DEBT, less current maturities                                   --         5,360,086
OTHER                                                                     --            40,967
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
     Common stock, $.01 par value, 20,000,000 shares authorized        146,071         117,018
          14,607,125 issued and 14,580,130 outstanding
     Warrants                                                           51,159          46,549
     Additional paid-in-capital                                     28,881,074      28,843,461
     Accumulated deficit                                           (43,782,040)    (36,274,813)
                                                                  ------------    ------------
                                                                   (14,703,736)     (7,267,785)
     Less: Treasury stock                                              (64,652)        (64,652)
                                                                  ------------    ------------
          Total shareholders' deficit                              (14,768,388)     (7,332,437)
                                                                  ============    ============
                 Total liabilities and shareholders' deficit      $  7,203,987    $ 20,908,198
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

                     SILVERADO FOODS, INC. AND SUBSIDIARIES
                     --------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (UNAUDITED)



                                                   FOR THE THREE MONTHS ENDED JUNE 30,  FOR THE SIX MONTHS ENDED JUNE 30,
                                                   ------------------------------------ ----------------------------------
                                                           1998             1997               1998             1997
                                                           ----             ----               ----             ----
OPERATING EXPENSES:
     General and administrative                       $     135,183    $     176,148      $     288,815    $     320,174
                                                      -------------    -------------      -------------    -------------
                                                            135,183          176,148            288,815          320,174
                                                      -------------    -------------      -------------    -------------

OPERATING LOSS                                             (135,183)        (176,148)          (288,815)        (320,174)
                                                      -------------    -------------      -------------    -------------

     LOSS FROM CONTINUING OPERATIONS                       (135,183)        (176,148)          (288,815)        (320,174)

DISCONTINUED OPERATIONS
     Operating Loss                                      (1,869,697)      (3,027,152)        (4,840,595)      (6,486,830)
     Loss on Disposal                                    (1,146,804)      (1,379,978)        (2,377,817)      (1,379,976)
                                                      -------------    -------------      -------------    -------------
LOSS FROM DISCONTINUED OPERATIONS                        (3,016,501)      (4,407,130)        (7,218,412)      (7,866,806)
                                                      -------------    -------------      -------------    -------------

     NET LOSS                                         $  (3,151,684)   $  (4,583,278)     $ (7,507,227)   $  (8,186,980)
                                                      =============    =============      =============    =============

BASIC LOSS PER SHARE FROM (NOTE 4):

   CONTINUING OPERATIONS                              $       (0.01)   $       (0.02)     $       (0.02)   $       (0.04)
   DISCONTINUED OPERATIONS                                    (0.10)           (0.37)             (0.29)           (0.84)
   LOSS ON DISPOSAL                                           (0.06)           (0.17)             (0.14)           (0.18)
                                                      =============    =============      =============    =============
NET LOSS PER SHARE                                    $       (0.17)   $       (0.56)     $       (0.45)   $       (1.06)
                                                      =============    =============      =============    =============

DILUTED LOSS PER SHARE FROM:

   CONTINUING OPERATIONS                              $       (0.01)   $       (0.02)     $       (0.02)   $       (0.04)
   OPERATING LOSS FROM DISCONTINUED OPERATIONS                (0.13)           (0.38)             (0.38)           (0.85)
   LOSS ON DISPOSAL                                           (0.08)           (0.17)             (0.19)           (0.18)
                                                      =============    =============      =============    =============
NET LOSS PER SHARE                                    $       (0.22)   $       (0.57)     $       (0.59)   $       (1.07)
                                                      =============    =============      =============    =============



  The accompanying notes are an integral part of these consolidated financial statements.

                      SILVERADO FOODS, INC AND SUBSIDIARIES
                      -------------------------------------

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                ------------------------------------------------
                                   (UNAUDITED)


                                         COMMON STOCK         TREASURY STOCK
                                      --------------------  --------------------            ADDITIONAL
                                         NUMBER                 NUMBER                        PAID-IN     ACCUMULATED
                                        OF SHARES    AMOUNT   OF SHARES   AMOUNT  WARRANTS    CAPITAL       DEFICIT        TOTAL
                                        ---------    ------   ---------   ------  --------    -------       -------        -----
BALANCE, DECEMBER 31, 1997              11,701,757  $117,018  (26,995)  $(64,652) $46,549  $ 28,843,461  $(36,274,813) $ (7,332,437)
      Accretion of Debenture Discount         --        --       --         --       --          66,666          --          66,666
      Exchange of Note Receivable for         --        --       --         --       --        (200,000)         --        (200,000)
         reduction of stock guarantee
      Issuance of common stock             274,674     2,746     --         --       --         197,254          --         200,000
         in connection with debenture                                                                                          --
         conversion                                                                                                            --
      Issuance of warrants                    --        --       --         --      4,610          --            --           4,610
      Issuance of common stock in                                                                                              --
         in connection with settlement                                                                                         --
         of employment agreement           840,000     8,400     --         --       --          (8,400)         --            --
      Contribution of capital            1,790,694    17,907     --         --       --         (17,907)         --            --
      Net loss                                --        --       --         --       --            --      (7,507,227)   (7,507,227)
                                      ---------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1998                  14,607,125  $146,071  (26,995)  $(64,652) $51,159  $ 28,881,074  $(43,782,040) $(14,768,388)
                                      =============================================================================================




  The accompanying notes are an integral part of these consolidated financial statements.

                     SILVERADO FOODS, INC. AND SUBSIDIARIES
                     --------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)


                                                                             SIX MONTHS ENDED JUNE 30,
                                                                           -----------------------------
                                                                                1998           1997
                                                                                ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                          $ (7,507,227)   $ (8,186,980)
                                                                           ------------    ------------

Adjustments to reconcile net loss to cash used in operating activities--
         Depreciation and amortization                                          706,403       1,127,779
         Accretion of debenture discount                                         66,666       1,150,000
         Increase in allowance for doubtful accounts                               --         1,000,000
         Loss on sale of assets                                               2,377,817       1,308,046
         Loss on adjustment to carrying value                                 2,125,443            --
         Change in assets and liabilities, net of effect of acquisitions
            Decrease in accounts receivable                                   1,006,416       1,428,505
            Decrease in inventory                                               289,552       1,092,848
            (Increase) Decrease in prepaid expenses and other                   (83,879)       (185,288)
            Increase in assets held for disposal                             (2,118,697)       (388,573)
            Increase (Decrease) in payables and accrued liabilities           2,240,369      (2,519,433)
            Decrease in intangibles and other                                   661,836         231,136
            Decrease in property, plant & equipment                             253,910            --
                                                                           ------------    ------------
              Total adjustments                                               7,525,836       4,245,020
                                                                           ------------    ------------
              Cash provided by (used in) operating activities                    18,609      (3,941,960)
                                                                           ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Sale of assets                                                       1,052,153            --
         Capital expenditures                                                   (50,391)       (938,525)
                                                                           ------------    ------------
              Cash provided by (used in) investing activities                 1,001,762        (938,525)
                                                                           ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Borrowings from long-term debt                                       6,059,540      10,620,911
         Payments on notes payable and long-term debt                        (7,064,110)     (5,884,449)
                                                                           ------------    ------------
              Cash provided by (used in) financing activities                (1,004,570)      4,736,462
                                                                           ------------    ------------

NET INCREASE (DECREASE) IN CASH                                                  15,801        (144,023)
CASH, beginning of period                                                        56,359         164,118
                                                                           ------------    ------------
CASH, end of period                                                        $     72,160    $     20,095
                                                                           ============    ============

Non-cash Financing Activities:
         Issuance of stock for debenture conversion                        $    200,000    $  1,461,504
         Addition to paid-in-capital for debenture discount accretion            66,666       1,150,000
         Receipt of note receivable for sale of assets                        2,458,750       1,012,383
         Contribution of capital                                                   --         2,595,601
         Exchange of note receivable for reduction of stock guarantee           200,000            --
SUPPLEMENTAL CASH FLOWS INFORMATION:
         Cash paid for-
              Interest                                                     $    604,783    $    253,718
              Taxes                                                        $       --      $       --




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


2.  DISCONTINUED OPERATIONS:

During the second quarter of 1998, the Company entered into a plan of disposal for its specialty baked goods division. This disposition is in addition to the snack tray business, the catalog food division, and the direct store delivery business, which were discontinued in late 1996 and 1997. The results of each of these operations are included in the discontinued operations section of the income statement, and their assets have been classified as assets held for sale. Operating expenses include selling, general and administrative, and interest expense related to these operations. The following tables summarize the operations and the components of net assets for the periods indicated below:

                                             THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
Sales:                                          1998            1997                  1998            1997
                                           --------------  --------------         -------------  ---------------
      Specialty Baked Goods                  $ 5,687,779     $ 5,874,795           $10,866,895      $11,909,068
      Snack Tray                               4,206,643       8,011,803             9,198,813       15,694,694
                                         -------------------------------        -------------------------------
                                               9,894,422      13,886,598            20,065,708       27,603,762
                                         -------------------------------        -------------------------------

Cost of Sales:
      Specialty Baked Goods                    4,201,695       4,792,878             7,662,051        9,876,672
      Snack Tray                               2,055,008       4,418,178             4,636,817        8,794,222
                                         -------------------------------        -------------------------------
                                               6,256,703       9,211,056            12,298,868       18,670,894
                                         -------------------------------        -------------------------------

Operating Expenses:
      Specialty Baked Goods                    3,355,781       5,250,153             8,045,439        9,289,673
      Snack Tray                               3,298,439       3,832,519             6,939,813        7,510,001
                                         -------------------------------        -------------------------------
                                               6,654,220       9,082,672            14,985,252       16,799,674
                                         -------------------------------        -------------------------------
Loss from Discontinued Operations:
      Specialty Baked Goods                   (1,869,697)     (4,168,236)           (4,840,595)      (7,257,277)
      Snack Tray                              (1,146,804)       (238,894)           (2,377,817)        (609,529)
                                         -------------------------------        -------------------------------
           Total                             $(3,016,501)    $(4,407,130)          $(7,218,412)     $(7,866,806)
                                         ===============================        ===============================

Net assets held for sale at June 30, 1998 include the following:

                                     SNACK TRAY AND             SPECIALTY               TOTAL
                                 DIRECT STORE DELIVERY         BAKED GOODS              -----
                                 ---------------------         -----------
Accounts Receivable                         $ 1,256,230             $ 1,683,477         $ 2,939,707
Inventory                                     1,540,055                 914,769           2,454,824
Other Assets                                    188,349                 448,948             637,297
PP&E                                            946,952               4,153,787           5,100,739
Goodwill                                      2,571,710               2,362,211           4,933,921
Accounts Payable                             (1,608,961)             (5,630,204)         (7,239,165)
Accrued Liabilities                          (2,661,525)             (1,598,775)         (4,260,300)
Other Non-Current Liabilities                  (708,624)                      -            (708,624)
                                            -----------             -----------         -----------

           Net assets held                  $ 1,524,186             $ 2,334,213         $ 3,858,399
           for sale                         ===========             ===========         ===========


3.  DETAILS TO CONSOLIDATED BALANCE SHEETS:

The inventories related to the Company's discontinued operations are detailed in
Note 2 as a component of net assets held for sale. Inventories consist primarily of finished goods and packaging supplies which are stated at the lower of cost (first-in, first-out basis) or market as follows:

                                                        DECEMBER 31,
                                                            1997
                                                        ----------
Raw Materials                                           $  908,105
Finished Goods                                             370,192
                                                        ----------
                                                         1,278,297
Less:  Allowance for excess and
       obsolete inventory                                 (73,976)
                                                        ----------

                                                        $1,204,321
                                                        ==========


4.  LOSS PER SHARE:

For the three months ended June 30, 1998 and June 30, 1997, the basic loss per share calculation includes the weighted average number of shares outstanding for the period which were 18,319,415 and 8,106,977, respectively. For the six months ended June 30, 1998 and June 30, 1997, the basic loss per share calculation includes the weighted average number of shares outstanding for the period which were 16,678,842 and 7,719,210, respectively.

For the three months ended June 30, 1998 and 1997, the diluted loss per share calculation includes the weighted average number of shares outstanding for the period which were 13,996,224 and 7,997,935 shares respectively. For the six months periods ended June 30, 1998 and 1997, the diluted loss per share calculation includes the weighted average number of share outstanding for the period which were 12,848,991 and 7,664,689, shares respectively. Included in the basic loss per share are 4,323,191 (on a weighted average basis) contingent shares related to fulfillment of a stock price guarantee for the three month period and 3,829,852 shares included for the six month period.


5.  NOTES RECEIVABLE:

On June 12, 1998, the Company disposed of its bagel bar business, the related manufacturing facilities and equipment, and certain inventories. The business was sold to Gourmet Specialty Bakers, Inc. for total consideration of $3,750,000, including a note of approximately $2,500,000, the assumption of certain liabilities of approximately $250,000, and the potential of an additional earn-out of approximately $1,250,000 if certain sales and distribution targets are met. The note receivable is due and payable on November 30, 1998, and in lieu of interest on such note, a royalty of 2.5% of net existing sales will be payable to the Company. The note receivable has been discounted by approximately $41,000 to reflect the difference between interest imputed at 10% and the expected royalty payments to be received.


6.  FINANCIAL CONDITION AND MANAGEMENT PLANS:

The accompanying financial statements have been prepared on a going concern basis, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company has a deficit in retained earnings of approximately $43,782,000 and a deficit in stockholders' equity of approximately $14,768,000. These conditions have combined to create a working capital deficit of approximately $21,900,000 at June 30, 1998.

As discussed in Note 7, the Company recently announced that it had entered into a letter of intent regarding a transaction with Swander Pace Capital LLC whereby Swander Pace Capital LLC will acquire 90% of the Company's Nonni's biscotti business. The Company also has plans to sell all remaining assets. Also, as discussed in Note 5 the Company disposed of its bagel bar business on June 12, 1998.

On April 10, 1998, the Company factored certain accounts receivable and used a portion of those proceeds to reduce the amounts owed under the Company's $7,000,000 revolving line of credit to $6,000,000. Simultaneously, the remaining $6,000,000 on the revolving line of credit was assumed by the Company's Chairman and his spouse, and in connection with such assumption, the bank released its collateral. The Company agreed to repay the $6,000,000 assumed by the Company's Chairman and his spouse by delivering a note payable due in August 1998; however, if excess cash is not available to repay the note, the due date will be extended.

The Company has also entered into short-term financing transactions with Accord Capital Corporation (Accord) in which the Company pledged certain inventories as collateral. These transactions are typically for periods of thirty days at high short-term interest rates. As of June 30, 1998, the Company owed $1,578,000 to Accord.

7.  SUBSEQUENT EVENT:

On July 7, 1998 the Company announced that it had entered into a letter of intent regarding a transaction whereby Swander Pace Capital, LLC, will acquire 90% of the Company's Nonni's biscotti business in a recapitalization. This preliminary agreement includes all of the Nonni's assets, including the brand, the equipment owned at the Tulsa, Oklahoma production facility, the distribution rights, and other brands used for the biscotti products. The expected value to be received by the Company in the proposed transaction is approximately $32,000,000, including approximately $25,700,000 in cash at closing (subject to adjustments), $1,300,000 in a minority investment in the common equity of the Nonni's entity that the Company would retain, and $5,000,000 in an earn-out agreement based on future earnings. As part of this agreement, Tim Bruer, the Company's president and chief executive officer, Dorvin Lively, vice-president and chief financial officer, as well as most other members of the Company's management, will transfer to the new Nonni's Entity. Also on July 7, 1998, the Company terminated negotiations with L. F. Capital LLC, regarding a sale of the Nonni's biscotti business, as the firms were unable to negotiate a definitive contract.

Management intends to use the proceeds from the sale to pay bank debt, the borrowings from the Company's Chairman, other notes payable, and other obligations of the Company. Once all of the current businesses are divested, management will evaluate other alternatives, which include, but are not limited to, acquisitions or mergers. Liquidation of the Company's remaining assets to shareholders will only be considered by management if there are no other alternatives which equally maximize shareholder value.

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                ---------------------------------------------

               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ------------------------------------------------

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto. As discussed in the accompanying Consolidated Financial Statements, the Company has discontinued all of its operating businesses, including its specialty baked goods segment, its snack tray segment and its direct store delivery division. The following table presents certain selected financial data for the Company for the periods indicated:

                                       THREE MONTHS       SIX MONTHS
                                          ENDED             ENDED
                                         JUNE 30,          JUNE 30,
                                      -------------     ------  -----
                                      1998     1997     1998     1997
                                      ----     ----     ----     ----
DISCONTINUED OPERATIONS
-----------------------
Net sales                              100%     100%     100%     100%
Gross profit                            37%      34%      39%      32%
Operating Expenses                      67%      65%      75%      61%
Loss from discontinued operations      (30%)    (32%)    (36%)    (29%)


PERIOD TO PERIOD COMPARISONS FOR THE THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997

RESULTS OF CONTINUING OPERATIONS

The continuing operations information includes only corporate operating expenses for general and administrative purposes. The remaining operations are all shown as discontinued operations. No income tax benefit has been recognized in connection with these discontinued operations due to the Company's net operating loss carry forward position.

General and Administrative. General and administrative expenses decreased from $176,000 to $135,000, a decrease of $41,000. The majority of this decrease was due to lower investor relations costs in 1998.

RESULTS OF DISCONTINUED OPERATIONS

Net Sales. Total net sales for the three month period ended June 30, 1998 decreased 29% to $9,894,000 versus $13,887,000 for the same period of 1997. Sales in the specialty baked goods segment decreased to $5,688,000 during the second quarter of 1998 versus $5,875,000 for the same period of 1997. Biscotti sales increased $1,502,000 or 20% but were offset by sales decreases in the bagel bar product line of approximately $1,338,000, and in the snack product line of $300,000, resulting in an overall decrease of 3%. Due to divestiture of certain snack tray markets, the snack tray and direct store delivery segment's net sales decreased from $8,012,000 to $4,207,000 and accounted for 43% of total sales for the quarter ending June 30, 1998 compared to 58% for the same period of 1997.

Gross Profit. Gross profit for the three months ended June 30, 1998 was $3,637,000, a 23% decrease over the comparable period in 1997 of $4,676,000. Gross profit as a percentage of net sales increased from 34% to 37%. Total gross profit in the snack tray segment was $2,152,000, a decrease of 40% over the prior year quarter and decreased as a percentage of net sales from 55% to 51%. This decrease in gross margin was a result of higher purchased product cost for the snack tray segment when compared to the same period of 1997.

In the specialty baked goods segment, gross profit increased $404,000, from $1,082,000 to $1,486,000. Driving this increase in gross profit was an increase in the gross profit of the biscotti product line of $576,000, offset by decreases in the bagel bar and Maxi-Crisp product lines. The increase in the biscotti product line gross profit was due to improved pricing, implementation of cost-cutting measures and increased sales volumes.

Operating Expenses. Operating expenses decreased from $9,083,000 to $6,654,000, a decrease of $2,429,000 and increased as a percentage of net sales from 65% to 67%. Operating expenses for the specialty baked goods division decreased 36% from $5,250,000 to $3,356,000. The majority of this decrease was due to (a) a reserve provision of $1,000,000 related to a note receivable that occurred in the second quarter of 1997, (b) decreased selling and marketing expenses for demonstrations of the Company's bagel bar product, and (c) decreased salary and benefit costs due to plant consolidation. These lower costs were offset by higher financing costs during the period. Operating expenses for the snack tray and direct store delivery businesses decreased 14% from $3,833,000 to $3,298,000 which was directly related to the reduction in the number of market centers, offset by the additional provision for loss on disposal of $1,147,000. The loss on disposal for the three month period ended June 30, 1998 represents an additional loss related to the snack tray segment due to lower than expected sales proceeds and higher than expected interim operating losses. The loss on disposal for the three month period ended June 30, 1997 primarily represents the loss recorded on the sale of the Company's catalog division.

Loss from Discontinued Operations. The Company's net loss decreased from $4,407,000 to $3,017,000, a decrease of $1,390,000 over the comparable period for 1997. This decrease is due to lower operating expenses as discussed above.

PERIOD TO PERIOD COMPARISONS FOR THE SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997

Results of Continuing Operations
--------------------------------

General and Administrative. General and administrative expenses decreased $32,000 for the period ended June 30, 1998 compared to the period ended June 30, 1997. The decrease was due to reduced investor relations costs in 1998.


RESULTS OF DISCONTINUED OPERATIONS
----------------------------------

Net Sales. Total net sales decreased 27% from $27,604,000 to $20,066,000. Sales in the snack tray and direct store delivery segment decreased by $6,496,000 to $9,199,000 or 41% while sales in the specialty baked goods segment decreased by $1,402,000 or 9%. The reduction in the snack tray sales was the result of the Company's divestiture plan for its snack tray market centers. At June 30, 1998, only four of the original 23 market centers remain to be sold. The decrease in the specialty baked goods segment was due to lower sales from the Company's bagel bar products offset by higher sales in the biscotti product line of $2,845,000.

Gross Profit. Gross profit decreased from $8,933,000 to $7,767,000, a decrease of 13%. Gross profit as a percentage of net sales increased from 32% to 39%. Gross profit for specialty baked goods increased as a percentage of sales from 17% to 29%. Leading the increase in gross profit was higher margins in the biscotti product line which increased from 23% to 31% due to a number of cost saving initiatives implemented by management, improved product pricing, exiting unprofitable markets and improved manufacturing efficiencies. The gross profit percentage for the snack tray and direct store delivery segment increased as a percentage of sales from 44% to 49%, which was due to the sale of lower performing market centers and a higher percentage of commission sales in the direct store delivery business.

Operating Expenses. Operating expenses decreased from $16,800,000 to $14,985,000, a decrease of 11% and increased as a percentage of net sales from 61% to 75%. Operating expenses for the specialty baked goods segment decreased 13% from $9,290,000 to $8,045,000 due to the 1997 reserve provided on the Gift and Gourmet business, the reduction in selling and marketing expenses for demonstrations of the Company's bagel bar products, decreased salary and benefit costs due to plant consolidation, and decreased financing costs. These were offset by the loss provided on the disposal of the bagel bar business in the first quarter of 1998. Operating expenses for the snack tray and direct store delivery business decreased 8% from $7,510,000 to $6,940,000. The reduction in costs related to sale of the market centers was offset by the provision for loss on disposal.

Loss from Discontinued Operations. The loss from discontinued operations decreased 8% to $7,218,000 from $7,867,000 due to the events which were discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operations was $19,000 for the six months ended June 30, 1998. This compares to $3,942,000 of cash used in operations for the six months ended June 30, 1997. Net cash provided by investing activities was $1,002,000 compared to $939,000 used by investing activities for the comparable period. Net cash used by financing activities during the first six months ended June 30, 1998 totaled $1,005,000 from net payments on long-term debt.

On April 10, 1998, the Company factored certain accounts receivable and used a portion of those proceeds to reduce the amounts owed under the $7,000,000 revolving line of credit to $6,000,000. In addition, the remaining $6,000,000 on the revolving line of credit was assumed by the Company's Chairman and his spouse, and in connection with such assumption, the bank released its collateral. The Company simultaneously agreed to repay the $6,000,000 assumed by the Company's Chairman and his spouse by delivering a note payable due in August 1998; however, if excess cash is not available to repay the note, the due date will be extended. Interest is at local bank prime plus 1 1/2% and is classified as current in the consolidated financial statements. As of August 11, 1998, the Company owes the Chairman and his spouse $12,245,000.

The Company has a $6,000,000 term note with a bank. At June 30, 1998, $6,000,000 was outstanding and interest is at prime. Interest is payable monthly and principal payments begin in August 1998, with a final balloon payment due in May 1999 based on a five-year amortization. This note is collateralized by the Company's machinery and equipment and is also guaranteed by the Company's Chairman, his spouse and another family member of the Chairman. Subsequent to June 30, 1998, this term note was increased to $6,500,000. Interest and principal payments have been suspended until August, 1998.

During the first quarter the Company placed $200,000 of debentures (due January 1999 with an interest rate of 8%) pursuant to Regulation S of the Securities Act of 1933, as amended. On May 14, 1998, these debentures were converted into 274,674 shares of common stock.

The continuing losses from prior years and losses for 1998 combined with start-up costs, acquisitions and consolidations, have required substantial capital and have left the Company in a highly leveraged financial position as of June 30, 1998 with most of the Company's debt classified as current. However, on July 7,1998, the Company announced that it had entered into a letter of intent whereby Swander Pace Capital, LLC, will acquire 90% of the Company's Nonni's biscotti business in a recapitalization. This preliminary agreement includes all of the Nonni's assets, including the brand, the equipment owned at the Tulsa, Oklahoma production facility, the distribution rights, and other brands used for the biscotti products. The value to be received by the Company in the proposed transaction is $32,000,000, including approximately $25,700,000 in cash at closing (subject to adjustments), $1,300,000 in a minority investment in the common equity of the Nonni's entity that the Company would retain, and $5,000,000 in an earn-out agreement based on future earnings. As part of this agreement, Tim Bruer, the Company's president and chief executive officer, Dorvin Lively, vice-president and chief financial officer, as well as most other members of the Company's management, will transfer to the new Nonni's Entity. Also on July, 7, 1998, the Company terminated negotiations with L. F. Capital LLC, regarding a sale of Nonni's, as the firms were unable to negotiate a definitive contract.

Management intends to use the proceeds from the sale to pay bank debt, the borrowings from the Company's Chairman, other notes payable, and other obligations of the Company. This transaction is expected to close during the fourth quarter of 1998, but it is subject to the negotiation of a definitive agreement, as well as shareholder and regulatory approval. Accordingly, there can be no assurance that the transaction will occur.

During the second quarter, the Company also disposed of its bagel bar business, the related manufacturing facility and equipment, and certain inventories. The business was sold to the Gourmet Specialty Bakers, Inc. for total consideration of $3,750,000, including a note of approximately $2,500,000, the assumption of certain liabilities of approximately $250,000, and the potential of an additional earn-out of approximately $1,250,000 if certain sales and distribution targets are met. The note receivable is due and payable on November 30, 1998.

The Company has also entered into short-term financing transactions with Accord Capital Corporation (Accord) pledging certain inventories as collateral. These transactions are typically for periods of thirty days at high short-term interest rates. These transactions are guaranteed by the Company's chairman. As of June 30, 1998, the Company owed $1,578,000 to Accord.

The Company will use the proceeds from the Nonni's sale along with the proceeds from the disposition of the remaining snack tray operations to satisfy current obligations of the Company. These proceeds should provide sufficient cash flow to the Company to pay off all current and long-term debt as well as provide any necessary working capital for the Company. Prior to the occurrence of the transaction, it may be necessary for the Company to utilize other short-term financings which may or may not be available or available only at high interest rates to fund its operations.

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

                          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          Not applicable

ITEM 2.   CHANGES IN SECURITIES

          During the second quarter of 1998, the Company issued a total of 274,674 shares of common stock in connection with the conversion of convertible debentures previously issued by the Company in transactions effected pursuant to Regulation S promulgated under the Securities Act of 1933, as amended ( the "Act"). The recipients of such shares of common stock were accredited investors ( as defined in Regulation D promulgated under the Act). The shares of common stock issued upon such conversion were exempt from registration under the Act pursuant to Section 3(a)(9) of the Act. No commission or other remuneration was paid to a broker or placement agent in connection with such conversion. The dates of the Company's issuance instructions to its transfer agent and the conversion price per shares for each of such conversions is as follows:


Date                Conversion Price     Number of Shares
May 14, 1998             $.73                274,674

          Each of the following issuances described below was effected and relies upon an exemption from registration, under Section 4(2) of the Securities Act, for transactions by an issuer not involving any public offering, or other exemption as set forth below. No commission or other remuneration was paid to a broker or placement agent in connection with such issuance

          On April 14, 1998, the Company issued 840,000 shares in connection with the termination of employment agreements with the previous owners of the Nonni's biscotti business.

          On April 14, 1998, the Company issued 1,790,694 shares to the Chairman in return for forgiveness of debt.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

          None

ITEM 5.   OTHER INFORMATION

          Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits:
                10.1 Promissory Note dated April 10, 1998 in the original principal amount of $6,000,000 payable to Lawrence Field
                10.2 Amended and Restated Agreement dated April 19th by and between Silverado Foods, Inc. and Accord Capital Corporation
                27.0   Financial Data Schedule

        (b)  Reports on Form 8-K

                Form 8-K filed on June 29, 1998 regarding the sale of the bagel bar business to Gourmet Specialty Bakers, Inc.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Silverado Foods, Inc.
                                 ---------------------
                                    Registrant


                                 By: /s/ DORVIN D. LIVELY
                                     --------------------
                                   Dorvin D. Lively
                                   Vice President, Chief Financial Officer
                                   and Secretary  (Duly Authorized
                                   Officer and Principal
                                   Accounting Officer)

Date:  August 14, 1998

                               INDEX TO EXHIBITS

          The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.


10.1 Promissory Note dated April 10, 1998 in the original principal amount of $6,000,000 payable to Lawrence Field.

10.2 Amended and Restated Agreement dated April 19th by and between Silverado Foods, Inc. and Accord Capital Corporation

27.0      Financial Data Schedule.