Form 10-Q
period 1998-09-30
SILVERADO FOODS INC
filed 1998-11-16
CIK 879425

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

(Mark One)
         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1998

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

Yes  [X]  No  [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class                      Outstanding at November 12, 1998
          -----                      --------------------------------
Common Stock, $.01 Par Value                    15,361,553

                                    PART I



                                   FINANCIAL
                                  INFORMATION

                     SILVERADO FOODS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                  SEPTEMBER 30,   DECEMBER 31,
                                                                  ------------    ------------
     ASSETS                                                           1998            1997
                                                                      ----            ----
                                                                   (UNAUDITED)
CURRENT ASSETS:
     Cash                                                         $       --      $     56,359
     Accounts receivable, net                                             --         2,689,893
     Inventories, net                                                     --         1,204,321
     Prepaid expenses and other                                        415,665         365,069
                                                                  ------------    ------------
          Total current assets                                         415,665       4,315,642
                                                                  ------------    ------------

NET ASSETS HELD FOR SALE (Notes 2 and 3)                            10,408,965       2,835,459

NOTES RECEIVABLE (Note 5)                                            3,302,332       1,178,582

PROPERTY, PLANT AND EQUIPMENT, net                                      13,018       7,086,488
GOODWILL AND OTHER INTANGIBLES, net                                    179,537       5,492,027
                                                                  ------------    ------------
          Total assets                                            $ 14,319,517    $ 20,908,198
                                                                  ============    ============

     LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Current maturities of long-term debt                         $ 21,625,601    $ 14,257,040
     Short-term notes payable                                          475,000         500,000
     Trade accounts payable                                          5,068,728       4,516,522
     Accrued liabilities                                             3,317,503       3,291,737
     Other liabilities                                                    --           274,283
                                                                  ------------    ------------
          Total current liabilities                                 30,486,832      22,839,582
                                                                  ------------    ------------

LONG-TERM DEBT, less current maturities                                   --         5,360,086
OTHER                                                                     --            40,967
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
     Common stock, $.01 par value, 20,000,000 shares authorized        153,576         117,018
          14,607,125 issued and 14,580,130 outstanding
     Warrants                                                           51,159          46,549
     Additional paid-in-capital                                     28,873,569      28,843,461
     Accumulated deficit                                           (45,180,967)    (36,274,813)
                                                                  ------------    ------------
                                                                   (16,102,663)     (7,267,785)
     Less: Treasury stock                                              (64,652)        (64,652)
                                                                  ------------    ------------
          Total shareholders' deficit                              (16,167,315)     (7,332,437)
                                                                  ============    ============
                 Total liabilities and shareholders' deficit      $ 14,319,517    $ 20,908,198
                                                                  ============    ============


  The accompanying notes are an integral part of these consolidated financial statements.

                     SILVERADO FOODS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                FOR THE THREE MONTHS ENDED SEPTEMBER 30,     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                ----------------------------------------     ---------------------------------------
                                                          1998            1997                         1998            1997
                                                      ------------    ------------                 ------------    ------------
NET SALES                                             $  4,747,175    $  6,288,351                 $ 15,608,412    $ 17,712,389
COST OF SALES                                            3,652,843       5,337,340                   11,309,236      14,697,214
                                                      ------------    ------------                 ------------    ------------
     Gross profit                                        1,094,332         951,011                    4,299,176       3,015,175
                                                      ------------    ------------                 ------------    ------------

OPERATING EXPENSES:
     General and administrative                            516,906       3,682,622                    1,922,527       6,750,946
     Selling and marketing                                 812,651       1,281,379                    2,636,175       3,773,393
     Depreciation                                           20,990          38,257                       89,896         107,339
     Amortization of goodwill and other intangibles        116,671         335,638                      473,185         737,374
     Loss on adjustment to carrying value                     --              --                      3,029,599            --
                                                      ------------    ------------                 ------------    ------------
                                                         1,467,218       5,337,896                    8,151,382      11,369,052
                                                      ------------    ------------                 ------------    ------------

OPERATING LOSS                                            (372,886)     (4,386,885)                  (3,852,206)     (8,353,877)

OTHER INCOME (EXPENSE):
     Interest                                           (1,019,014)       (681,079)                  (2,594,202)     (1,472,049)
     Accretion of debenture discount                          --              --                        (66,666)     (1,150,000)
     Other, net                                             (7,027)         (8,513)                     (15,263)        (20,751)
                                                      ------------    ------------                 ------------    ------------
                                                        (1,026,041)       (689,592)                  (2,676,131)     (2,642,800)
                                                      ------------    ------------                 ------------    ------------

     LOSS FROM CONTINUING OPERATIONS                    (1,398,927)     (5,076,477)                  (6,528,337)    (10,996,677)

DISCONTINUED OPERATIONS
     Operating Loss                                           --          (852,036)                        --        (1,738,837)
     Loss on Disposal                                         --           (70,311)                  (2,377,817)     (1,450,289)
                                                      ------------    ------------                 ------------    ------------
LOSS FROM DISCONTINUED OPERATIONS                             --          (922,347)                  (2,377,817)     (3,189,126)
                                                      ------------    ------------                 ------------    ------------

                                                      ------------    ------------                 ------------    ------------

     NET LOSS                                         $ (1,398,927)   $ (5,998,824)                $ (8,906,154)   $(14,185,803)
                                                      ============    ============                 ============    ============

 BASIC LOSS PER SHARE FROM:

     CONTINUING OPERATIONS                            $       (.09)   $       (.57)                $       (.47)   $      (1.36)
     DISCONTINUED OPERATIONS                                    --            (.10)                          --           (0.21)
     LOSS ON DISPOSAL                                           --            (.01)                        (.17)          (0.18)
                                                      ------------    ------------                 ------------    ------------
NET LOSS PER SHARE                                    $      (0.09)   $       (.68)                $      (0.64)   $      (1.75)
                                                      ============    ============                 ============    ============

 DILUTED LOSS PER SHARE FROM:

     CONTINUING OPERATIONS                            $      (0.09)   $      (0.57)                $       (.47)   $      (1.36)
     OPERATING LOSS FROM DISCONTINUED OPERATIONS                --           (0.10)                          --           (0.21)
     LOSS ON DISPOSAL                                           --           (0.01)                        (.17)           (.18)
                                                      ------------    ------------                 ------------    ------------
NET LOSS PER SHARE                                    $      (0.09)   $      (0.68)                $      (0.64)   $      (1.75)
                                                      ============    ============                 ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                     SILVERADO FOODS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                                   (UNAUDITED)

                                       COMMON STOCK           TREASURY STOCK
                                  ---------------------    -------------------               ADDITIONAL
                                    NUMBER                 NUMBER                             PAID-IN    ACCUMULATED
                                  OF SHARES      AMOUNT    OF SHARES   AMOUNT    WARRANTS     CAPITAL     DEFICIT         TOTAL
                                  ---------      ------    ---------   ------    --------     -------     -------         -----
 BALANCE, DECEMBER 31, 1997        11,701,757  $ 117,018  (26,995)  $ (64,652)  $ 46,549  $ 28,843,461  $(36,274,813) $ (7,332,437)
  Accretion of Debenture Discount        --         --       --          --         --          66,666          --          66,666
  Exchange of Note Receivable for        --         --       --          --         --        (200,000)         --        (200,000)
    reduction of stock guarantee
  Issuance of common stock          1,025,142     10,251     --          --         --         189,749          --         200,000
    in connection with debenture
    conversion
  Issuance of warrants                   --         --       --          --        4,610          --            --           4,610
  Issuance of common stock in
    in connection with settlement
    of employment agreement           840,000      8,400     --          --         --          (8,400)         --            --
  Contribution of capital           1,790,694     17,907     --          --         --         (17,907)         --            --
  Net loss                               --         --       --          --         --            --      (8,906,154)   (8,906,154)
                                   ------------------------------------------------------------------------------------------------

 BALANCE, SEPTEMBER 30, 1998       15,357,593  $ 153,576  (26,995)  $ (64,652)  $ 51,159  $ 28,873,569  $(45,180,967) $(16,167,315)
                                   ================================================================================================

  The accompanying notes are an integral part of these consolidated financial statements.

                     SILVERADO FOODS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                          -------------------------------
                                                                                1998            1997
                                                                                ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                          $ (8,906,154)   $(14,185,803)
                                                                           ------------    ------------
Adjustments to reconcile net loss to cash used in operating activities--
         Depreciation and amortization                                          973,846       1,670,672
         Accretion of debenture discount                                         66,666       1,150,000
         Increase in allowance for doubtful accounts                               --         1,000,000
         Loss on sale of assets                                               2,377,817       1,378,357
         Loss on adjustment to carrying value                                 3,029,599            --
         Change in assets and liabilities, net of effect of acquisitions
            Decrease in accounts receivable                                    (473,605)        645,674
            Decrease in inventory                                              (715,599)      1,299,015
            (Increase) Decrease in prepaid expenses and other                  (218,570)        (59,306)
            Increase in assets held for disposal                             (1,856,572)       (538,140)
            Increase in payables and accrued liabilities                      2,701,829       2,275,984
            Decrease in intangibles and other                                   470,492           6,469
                                                                           ------------    ------------
              Total adjustments                                               6,355,903       8,828,725
                                                                           ------------    ------------
              Cash provided by (used in) operating activities                (2,550,251)     (5,357,078)
                                                                           ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Proceeds from sale of assets                                         1,052,153       1,009,239
         Increase in notes receivable                                              --          (200,000)
         Capital expenditures                                                  (705,380)       (778,553)
                                                                           ------------    ------------
              Cash provided by (used in) investing activities                   346,773          30,686
                                                                           ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Borrowings from long-term debt                                       9,208,476      10,873,473
         Payments on notes payable and long-term debt                        (7,065,967)     (5,638,679)
         Issuance of stock                                                        4,610          10,000
                                                                           ------------    ------------
              Cash provided by (used in) financing activities                 2,147,119       5,244,794
                                                                           ------------    ------------

NET DECREASE IN CASH                                                            (56,359)        (81,598)
CASH, beginning of period                                                        56,359         164,118
                                                                           ------------    ------------
CASH, end of period                                                        $         (0)   $     82,520
                                                                           ============    ============

Non-cash Financing Activities:
         Issuance of stock for debenture conversion                        $    200,000    $  1,622,250
         Addition to paid-in-capital for debenture discount accretion            66,666       1,150,000
         Receipt of note receivable for sale of assets                        2,458,750       1,012,383
         Contribution of capital                                                   --         2,595,601
         Exchange of note receivable for reduction of stock guarantee           200,000            --
         Purchase of common stock by forgiveness of indebtedness                   --         2,362,564
         Issuance of common stock in connection with termination of                --           840,000
           employment agreements
         Issuance of additional shares for buyout option of royalty                --             2,000

SUPPLEMENTAL CASH FLOWS INFORMATION:
         Cash paid for-
              Interest                                                     $    863,760    $    820,464
              Taxes                                                        $       --      $       --


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

2.  DISCONTINUED OPERATIONS:

During the second quarter of 1998, the Company entered into a plan of disposal for its specialty baked goods division. The sale of the specialty baked goods division is subject to obtaining shareholder approval. Accordingly, until such approval is obtained, the specialty baked goods division is shown as continuing operations. In addition, the assets of the specialty baked goods division have been classified as assets held for sale. This disposition is in addition to the snack tray business, the catalog food division, and the direct store delivery business, which were discontinued in late 1996 and 1997. The results of the snack tray division and the catalog division are included in the discontinued operations section of the income statement, and their assets have been classified as assets held for sale. Operating expenses include selling, general and administrative, and interest expense related to these operations. The snack tray segment does not reflect a loss for the three months ended September 30, 1998 as their operating losses were accrued as part of the loss on disposal recorded in prior quarters. The following tables summarize the operations and the components of net assets for the periods indicated below:

                                        THREE MONTHS ENDED SEPTEMBER 30,           NINE MONTHS ENDED SEPTEMBER 30,
                                              1998             1997                    1998                1997
                                        ----------------  ---------------       ------------------  ------------------
Sales:
      Catalog Division                  $            ---  $           ---       $              ---     $       180,359
      Snack Tray                               3,518,247        6,898,284               12,708,525          22,592,978
                                        ---------------------------------       --------------------------------------
                                               3,518,247        6,898,284               12,708,525          22,773,337
                                        ---------------------------------       --------------------------------------

Cost of Sales:
      Catalog Division                  $            ---  $           ---       $              ---     $       212,125
      Snack Tray                               1,882,741        4,015,054                6,518,491          12,809,275
                                        ---------------------------------       --------------------------------------
                                               1,882,741        4,015,054                6,518,491          13,021,400
                                        ---------------------------------       --------------------------------------

Operating Expenses:
      Catalog Division                  $            ---       $   70,311       $              ---     $     1,695,793
      Snack Tray                               1,635,506        3,735,266                8,567,851          11,245,270
                                        ---------------------------------       --------------------------------------
                                               1,635,506        3,805,577                8,567,851          12,941,063
                                        ---------------------------------       --------------------------------------

Loss from Discontinued Operations:
      Catalog Division                  $          ---         $ (70,311)       $            ----        $(1,727,559)
      Snack Tray                                   ---          (852,036)               (2,377,817)       (1,461,567)
                                        ---------------------------------       --------------------------------------
        Total                                      ---          (922,347)               (2,377,817)       (3,189,126)
                                        =================================       ======================================



Net assets held for sale at September 30, 1998 include the following:


                                                   SPECIALTY
                                   SNACK TRAY     BAKED GOODS       TOTAL
                                  -----------     -----------    -----------

Accounts Receivable               $   755,855     $ 3,163,498    $ 3,919,353
Inventory                           1,380,573       1,644,887      3,025,460
Other Assets                          112,481           -----        112,481
PP&E                                  192,370       4,163,820      4,356,190
Goodwill                            2,344,678       2,273,899      4,618,577
Accounts Payable                   (2,016,249)     (2,010,555)    (4,026,804)
Accrued Liabilities                (1,348,010)        (88,645)    (1,436,655)
Other Non-Current Liabilities        (159,637)          -----       (159,637)
                                  -----------     -----------    -----------
   Net assets held for sale       $ 1,262,061     $ 9,146,904    $10,408,965
                                  ===========     ===========    ===========


3.   DETAILS TO CONSOLIDATED BALANCE SHEETS:

The inventories related to the Company's discontinued operations are detailed in
Note 2 as a component of net assets held for sale. Inventories consist primarily of finished goods and packaging supplies which are stated at the lower of cost (first-in, first-out basis) or market as follows:

                                                      December 31,
                                                          1997
                                                      -----------
Raw Materials                                         $   908,105
Finished Goods                                            370,192
                                                      -----------
                                                        1,278,297
Less:  Allowance for excess and
       obsolete inventory                                (73,976)
                                                      -----------

                                                      $ 1,204,321
                                                      ===========


4.   LOSS PER SHARE:

For the three months ended September 30, 1998 and September 30, 1997, the basic loss per share calculation includes the weighted average number of shares outstanding for the period which were 15,330,598 and 8,942,884 respectively. For the nine months ended September 30, 1998 and September 30, 1997, the basic loss per share calculation includes the weighted average number of shares outstanding for the period which were 13,882,112 and 8,095,436 respectively.

For the three months ended September 30, 1998 and 1997, the diluted loss per share calculation includes the weighted average number of shares outstanding for the period which were 15,330,598 and 8,942,884 shares respectively. For the nine months periods ended September 30, 1998 and 1997, the diluted loss per share calculation includes the weighted average number of share outstanding for the period which were 13,882,112 and 8,095,436 shares respectively.


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


6.   FINANCIAL CONDITION AND MANAGEMENT PLANS:

The accompanying financial statements have been prepared on a going concern basis, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company has a deficit in retained earnings of approximately $45,181,000 and a deficit in stockholders' equity of approximately $16,167,000. These conditions have combined to create a working capital deficit of approximately $30,052,000 at September 30, 1998.

As discussed in Note 7, the Company recently announced that it had entered into a sale agreement regarding a transaction with Swander Pace Capital Fund, L.P., SPC GP Fund, LLC, SPC Executive Advisors Fund, LLC and SPC Associates Fund, LLC (Swander Pace) whereby Swander Pace will acquire 90% of the Company's Nonni's Biscotti business. The Company also has plans to sell all remaining assets. Also, as discussed in Note 5 the Company disposed of its bagel bar business on June 12, 1998.

On April 10, 1998, the Company factored certain accounts receivable and used a portion of those proceeds to reduce the amounts owed under the Company's $7,000,000 revolving line of credit to

$6,000,000. Simultaneously, the remaining $6,000,000 on the revolving line of credit was assumed by the Company's Chairman and his spouse, and in connection with such assumption, the bank released its collateral. The Company agreed to repay the $6,000,000 assumed by the Company's Chairman and his spouse by delivering a note payable due at the close of the transaction with Swander Pace Capital, LLC, discussed in Note 7.

The Company has also entered into short-term financing transactions with Accord Capital Corporation (Accord) and King Financial Corporation (King) in which the Company pledged certain inventories as collateral. These transactions are typically for periods of thirty days at high short-term interest rates. As of September 30, 1998, the Company owed $1,658,000 to Accord, and $665,000 to King.

7.   SUBSEQUENT EVENT:

On August 14,1998 the Company announced that it had entered into a sale agreement regarding a transaction whereby Swander Pace will acquire 90% of the Company's Nonni's Biscotti business in a recapitalization. This agreement, as amended on October 28, 1998, includes all of the Nonni's assets, including the brand, the equipment owned at the Tulsa, Oklahoma production facility, the distribution rights, and other brands used for the biscotti products. The estimated maximum value obtainable for the sale is $28,000,000, which includes up to $11,000,000 from earn-out payments based on future earnings. As part of this agreement, Tim Bruer, the Company's president and chief executive officer, as well as most other members of the Company's management, will transfer to the new Nonni's entity.

Management intends to use the proceeds from the sale to pay bank debt, the borrowings from the Company's Chairman, other notes payable, and other obligations of the Company. Once all of the current businesses are divested, management will evaluate other alternatives, which include, but are not limited to, acquisitions or mergers. Liquidation of the Company's remaining assets to shareholders will only be considered by management if there are no other alternatives which maximize shareholder value.

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto. As discussed in the accompanying Consolidated Financial Statements, the Company has discontinued all of its operating businesses, including its specialty baked goods segment, its snack tray segment and its direct store delivery division. The specialty baked goods segment is reflected as continuing operations because the sale is pending shareholder approval. The following table presents certain selected financial data for the Company for the periods indicated:

                                       THREE MONTHS        NINE MONTHS
                                          ENDED               ENDED
                                       SEPTEMBER 30,      SEPTEMBER 30,
                                     -----------------  -----------------
                                       1998     1997      1998     1997
                                     --------  -------  --------  -------
Net sales                               100%     100%      100%     100%
Gross profit                             23%      15%       28%      17%
Operating Expenses                       31%      85%       53%      64%
Interest & Other                         22%      11%       17%      15%
Loss from continuing operations         (30%)    (80%)     (42%)    (62%)
Loss from discontinued operations         0       15%       16%      18%
Net Loss                                (30%)    (95%)     (58%)    (80%)


PERIOD TO PERIOD COMPARISONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

The continuing operations information excludes the results from operations of the Company's snack track tray business which was discontinued in the fourth quarter of 1997, the direct-store delivery business located in Southern California which was disposed of in the third quarter of 1998 and the Company's catalog division which was sold in the third quarter of 1997.

RESULTS OF CONTINUING OPERATIONS

Net Sales.   Net sales for the specialty baked goods division decreased
$1,541,000 or 25% to $4,747,000 from $6,288,000 due to the sale of the Company's bagel bar business on June 12, 1998. This decrease was offset by an increase in Biscotti sales of $215,000 due to new customer additions and increased club store sales volumes.

Gross Profit.   In the specialty baked goods segment, gross profit increased as a percentage of sales from 15% to 23% and increased $143,000 from $951,000 to $1,094,000. Driving this increase in gross profit was an increase in the gross profit of the biscotti product line, as the bagel bar product line was sold on June 12, 1998. The increase in the biscotti product line gross profit was due to improved pricing, implementation of cost-cutting measures and increased sales volumes.

General and Administrative.   General and administrative expenses decreased from
$3,682,000 to $517,000, a decrease of $3,165,000 and decreased as a percentage of net sales from 59% to 11%. The majority of this decrease was due to a charge of $2,055,000 related to the buyout of employment agreements from the former owners of the Company's Nonni's Biscotti brands, the terms of which call for cash payments of $1,215,000 and the issuance of 840,000 shares of common stock, recorded in the third quarter of 1997. In addition, in the third quarter of 1997 the Company had incurred approximately $420,000 of consulting fees in the course of preparing its strategic operating plan for 1998 and beyond. In addition, general and administrative decreased $125,000 due to the sale of the bagel bar business in June 1998.

Selling and Marketing.   Selling and marketing expenses decreased from
$1,282,000 to $813,000, a decrease of 37% over the comparable period of 1997 and decreased as a percentage of net sales from 20% to 18%. This decrease was due to reduced sales and marketing expense of $412,000 due to the sale of the bagel bar business, and a reduction in personnel costs in the sales and marketing area.

Depreciation and Amortization of Intangibles.   Depreciation and amortization of
goodwill and other intangibles decreased from $374,000 to $138,000, a decrease of $236,000 over the same period of 1997. The decrease was due to the sale of the bagel bar business in June, 1998. The 1998 amount includes $20,000 of depreciation expense and $117,000 of amortization expense for the third quarter of 1998. The 1997 amount includes $38,000 of depreciation and $336,000 of amortization expenses. In addition to these amounts, cost of goods sold includes depreciation expense of $93,000 and $172,000 for the three months ended September 30, 1998 and 1997, respectively.

Interest and Other.   Interest and other expenses increased from $690,000 to
$1,026,000, an increase of $336,000. The increase in interest expense is due to the increase in borrowings.

Loss from Continuing Operations.   Losses from continuing operations decreased
from $5,076,000 to $1,399,000, a decrease of $3,677,000. This decrease was due to the increase in gross profit from the biscotti business, the decrease in operating expenses due to the sale of the bagel bar business in June 1998, and the expenses associated with the employment agreement buyouts in 1997 discussed above. These items were offset by higher interest expense more fully discussed above.

Loss from Discontinued Operations.   During the fourth quarter of 1996, the
Company made the decision to sell its fresh bread direct store delivery distribution business located in southern California and in the second quarter of 1997, a decision was made to sell the catalog division located in Palestine, Texas. The catalog division sale closed in the third quarter of 1997. The fresh bread direct store delivery distribution business closed in the third quarter of 1998. During the fourth quarter 1997, the Company made the decision to divest of all of its snack tray markets. Therefore, the results from these businesses for comparable quarters is shown as discontinued operations, and decreased from $922,000 to $0 from the third quarter of 1997 to the third quarter of 1998. There was no loss from discontinued operations in the third quarter of 1998 because the snack tray operating losses were accrued as part of the loss on disposal recorded in the fourth quarter of 1997.

Net Loss.   The Company's net loss decreased from $5,998,000 to $1,399,000, a decrease of $4,599,000 over the comparable period for 1997. The decreased losses are due to the events which are more fully discussed above.



PERIOD TO PERIOD COMPARISONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30 1997

Net Sales.   Total net sales decreased 12% from $17,712,000 to $15,608,000.  The decrease in the specialty baked goods segment was due to lower sales from the Company's bagel bar brand due to its sale on June 12, 1998, offset by higher biscotti brand sales over the same period of 1997. Biscotti sales increased $3,054,000 from $9,741,000 to $12,795,000 while bagel bar sales decreased $4,613,000 from $7,283,000 to $2,670,000. Sales from the Maxi-Crisp product lines also decreased $688,000.

Gross Profit.   Gross profit increased from $3,015,000 to $4,299,000, an
increase of 43%. Gross profit as a percentage of net sales increased from 17% to 28%. This increase was a result of an increase in gross margins from biscotti brand sales from $2,161,000 to $3,556,000, offset by the decrease in margin from the sale of the Company's bagel bar brand. As a percentage of sales, biscotti gross margins increased from 22% to 28%.

General and Administrative.   General and administrative expenses decreased from
$6,751,000 to $1,923,000, a decrease of 72% and decreased as a percentage of net sales from 38% to 12%. The decrease was due to the 1997 expense of $2,055,000 for an employment agreement buyout of the three former owners of the Company's Nonni's Biscotti brands discussed above, and a $1,000,000 charge during the second quarter of 1997 as a reserve provision on a note receivable from the 1996 sale of the Gift and Gourmet business. In addition, the Company incurred in 1997 approximately $450,000 in consulting fees in the course of preparing its strategic operating plan for 1998 and beyond. In addition, general and administrative expenses decreased $144,000 due to the sale of the bagel bar business in June of 1998.

Selling and Marketing.   Selling and marketing expenses decreased from
$3,773,000 to $2,636,000, a decrease of 30% and decreased as a percentage of net sales from 21% to 17%. This decrease in expense was due to lower demonstration expenses associated with the bagel bar product brands, as this brand was sold in June 1998, and lower sales and marketing personnel costs of approximately $100,000.

Depreciation and Amortization of Intangibles.    Amortization of goodwill and
other intangibles decreased 33% to $563,000 when compared to the same nine months of 1997. The decrease is due to the sale of the bagel bar business in June, 1998.

Interest and Other.   Interest and other expenses increased from $2,643,000 to
$2,676,000, an increase of $33,000. Of the 1997 amount, $1,150,000 related to the issuance of certain

Regulation S debentures that occurred in the first quarter of 1997 that had a convertible feature at a discount to the market price of the common stock of the Company. This intrinsic value associated with the discount must be charged to interest expense over the holding period that the debentures are held by the debenture holder. In addition, approximately $260,000 of deferred financing fees associated with the first quarter of 1997 Regulation S financing were expensed in the third quarter of 1997 due to the conversion of the debentures to common stock. These items were offset in 1998 due to increased levels of borrowings.

Loss from Continuing Operations.   Losses from continuing operations decreased
from $10,997,000 to $6,528,000, a decrease of $4,469,000. The decrease in net loss is due to the increase in gross profit from the biscotti business, the decrease in operating expenses to the sale of the bagel bar business in June 1998, and the non-recurring expenses related to the employment agreement termination and Regulation S Debentures recorded in 1997.

Loss from Discontinued Operations.   Losses from discontinued operations
decreased from $3,189,000 to $2,378,000, a decrease of $811,000. During the fourth quarter of 1996, the Company made the decision to sell its distribution business located in southern California and in the second quarter of 1997, a decision was made to sell its catalog division located in Palestine, Texas. In the fourth quarter of 1997, the Company made the decision to divest its snack tray division. The sale of the catalog division closed in the third quarter of 1997. The sale of the distribution business in Southern California closed in the third quarter of 1998. Therefore, the results from these businesses for comparable quarters are shown as discontinued operations.

Net Loss.   The Company's net loss decreased from $14,186,000 to $8,906,000, a decrease of $5,280,000 due to the reasons discussed above.



LIQUIDITY AND CAPITAL RESOURCES

     Net cash used by operations was $2,550,000 for the nine months ended September 30, 1998. This compares to $5,357,000 of cash used in operations for the nine months ended September 30, 1997. Net cash provided by investing activities was $347,000 compared to $31,000 provided by investing activities for the comparable period. Net cash provided financing activities during the first nine months ended September 30, 1998 totaled $2,147,000 from net borrowings on long-term debt.

On April 10, 1998, the Company factored certain accounts receivable and used a portion of those proceeds to reduce the amounts owed under the $7,000,000 revolving line of credit to $6,000,000. In addition, the remaining $6,000,000 on the revolving line of credit was assumed by the Company's Chairman and his spouse, and in connection with such assumption, the bank released its collateral. The Company simultaneously agreed to repay the $6,000,000 assumed by the Company's Chairman and his spouse by delivering a note payable due in August 1998; however, if excess cash is not available to repay the note, the due date will be extended. The due date has been extended until the close of the Swander Pace Capital, LLC transaction discussed in this section. Interest is at local bank prime plus 1 1/2% and is classified as current in the consolidated financial statements. As of September 30, 1998, the Company owes the Chairman and his spouse $14,340,000.

The Company has a term note with a bank. At September 30, 1998, $7,864,000 was outstanding and interest is at prime. Interest is payable monthly and principal payments were to begin in August 1998, with a final balloon payment due in May 1999 based on a five-year amortization. This note is collateralized by the Company's machinery and equipment and is also guaranteed by the Company's Chairman, his spouse and another family member of the Chairman. Interest and principal payments have been suspended until the close of the Swander Pace Capital, LLC transaction discussed in this section.

The continuing losses from prior years and losses for 1998 combined with start-up costs, acquisitions and consolidations, have required substantial capital and have left the Company in a highly leveraged financial position as of September 30, 1998 with most of the Company's debt classified as current. The Company continues to experience cash flow difficulties in both funding current working capital requirements and in meeting its commitments for trade payables which include $4,609,000 of past due amounts as of September 30, 1998. However, pursuant to an Agreement of Stock Purchase dated August 14, 1998, as amended on October 28, 1998, Swander Pace will acquire 90% of the Company's Nonni's Biscotti business in a recapitalization (the Sale). This agreement, as amended, includes all of the Nonni's assets, including the brand, the equipment owned at the Tulsa, Oklahoma production facility, the distribution rights, and other brands used for the biscotti products. The estimated maximum value obtainable by the Company in the proposed transaction is $28,000,000, including approximately $15,950,000 in cash at closing (subject to adjustments), $1,050,000 in a minority investment in the common equity of the Nonni's entity that the Company would retain, and $11,000,000 in earn-out payments based on future earnings. As part of this agreement, Tim Bruer, the Company's president and chief executive officer, as well as most other members of the Company's management, will transfer to the new Nonni's entity.

Management intends to use the proceeds from the Sale to pay bank debt, the borrowings from the Company's chairman, other notes payable, trade payables and other obligations of the Company. To the extent proceeds from the Sale are insufficient to cover all of the Company's obligations, payments for the borrowings from the Company's chairman will be delayed. Following the closing of the Sale, the Company plans to sell its remaining operating assets and discontinue its business as a manufacturer and marketer of branded specialty baked goods and as a retail snack tray operator, leaving the company with no further operating business. The management and administrative staff of the Company will be reduced to the minimum required to maintain the Company's investments and to fulfill its reporting obligations. Subsequent to the closing of the sale, and upon receipt of all of the proceeds relating to the Sale and from all the other asset divestitures, and after the application of all such proceeds to outstanding debt, payables and accrued liabilities, the Company estimates that its cash and notes receivable will total approximately $1,000,000.

The Company has also entered into short-term financing transactions with Accord Capital Corporation (Accord) and King Financial Corporation (King) pledging certain inventories as collateral. Certain of these transactions are typically for periods of thirty days at high short-term interest rates. These transactions are guaranteed by the Company's Chairman. As of September 30, 1998, the Company owed $1,658,000 to Accord and $665,000 to King.

Prior to the occurrence of the Sale, it may be necessary for the Company to utilize other short-term financings, which may or may not be available or available only at high interest rates to fund its operations.

In the event the Sale is not consummated, the Company would be forced to find additional sources of financing in order to satisfy its debt obligations. There can be no assurance that such additional financing would be available on commercially reasonable terms and the inability to obtain financing on commercially reasonable terms would have a material adverse effect on the Company. In such event, the company would most likely attempt to find another buyer for the biscotti business. However, there can be no assurance that a sale to another buyer could be consummated on terms similar to those provided for in the Sale.

The Sale is expected to close during the fourth quarter of 1998, but it is subject to shareholder and regulatory approval. Accordingly, there can be no assurance that the transaction will occur.

During the second quarter, the Company also disposed of its bagel bar business, the related manufacturing facility and equipment, and certain inventories. The business was sold to Gourmet Specialty Bakers, Inc. for total consideration of $3,750,000, including a note of approximately $2,500,000, the assumption of certain liabilities of approximately $250,000, and the potential of an additional earn-out of approximately $1,250,000 if certain sales and distribution targets are met. The note receivable is due and payable on November 30, 1998. The failure to collect the $2,500,000 due to the Company from GSBI for the sale of the Company's bagel bar manufacturing business would adversely affect the company's ability to consummate a Business Combination. Such promissory note is due on November 30, 1998, but its due date may be extended until March 31, 1999, by the payment to the Company of $500,000. The Company understands that it will be necessary for GSBI to obtain financing in order to pay the amount due under such promissory note. Consequently, there can be no assurance that the Company will receive timely payment of such amount.


YEAR 2000

In the next two years, most companies will face a potentially serious information systems problem because many software applications and operational programs written in the past may not properly recognize calendar dates beginning in the year 2000. This problem could force computers to either shut down or provide incorrect data or information. The Company has not fully completed its assessment of its year 2000 issues, but has made advances in the following described areas. The Company began the process of identifying the changes required to its computer programs and hardware in 1997. Software upgrades designed to correct the year 2000 problem have been implemented. The Company is currently evaluating the effect of the year 2000 problem on its hardware, and will correct any problems during 1998 and 1999. The Company plans to complete its assessment during 1998, and thus has not prepared contingency plans at this point. The

Company is also currently evaluating the effect of the year 2000 problem on its manufacturing equipment located within its bakery facilities. The risk remains that certain bakery equipment may not function or will function improperly because of electronic circuitry which is affected by the year 2000 problem. The Company does not anticipate the cost of these software and hardware changes to have a material adverse impact on its business, financial condition, or results of operation.


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

          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

          None

ITEM 5.   OTHER INFORMATION

          Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

                  10.1 Agreement of Stock Purchase and Sale, dated August 14, 1998, amended October 28,1998 by and among Silverado Foods, Inc., Mom's Best Services, Inc., Swander Pace Capital Fund, L.P., SPC GP Fund, LLC, and SPC Executive Advisors fund, LLC.

                  10.2 Amendment to Agreement of Stock Purchase and Sale dated October 28, 1998, among Silverado Foods, Inc., Mom's Best Services, Inc., Swander Pace Capital Fund, L.P., SPC GP fund, LLC, and SPC Executive Advisors Fund, LLC and SPC Associates Fund, LLC.

                  27.0   Financial Data Schedule

          (b)  Reports on Form 8-K

                  Not applicable.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Silverado Foods, Inc.
                                 ---------------------
                                    Registrant

                                 By:
                                   Diane T. Wood
                                   Secretary and Treasurer

Date:  November 13, 1998

                               INDEX TO EXHIBITS

     The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

     10.1 Agreement of Stock Purchase and Sale, dated August 14, 1998, amended October 28,1998 by and among Silverado Foods, Inc., Mom's Best Services, Inc., Swander Pace Capital Fund, L.P., SPC GP Fund, LLC, and SPC Executive Advisors fund, LLC.

     10.2 Amendment to Agreement of Stock Purchase and Sale dated October 28, 1998, among Silverado Foods, Inc., Mom's Best Services, Inc., Swander Pace Capital Fund, L.P., SPC GP fund, LLC, and SPC Executive Advisors Fund, LLC and SPC Associates Fund, LLC.

     27.0    Financial Data Schedule